Form 10QSB
period 2004-03-31
FIRST IPSWICH BANCORP /MA
filed 2004-06-24
CIK 885979

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                   FORM 10-QSB

                                -----------------

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2004

|_| TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to ____________

                        Commission File Number 333-114018

                                -----------------

                              First Ipswich Bancorp
        (Exact name of small business issuer as specified in its charter)

                                -----------------

             Massachusetts                               04-2955061
    (State or other jurisdiction of                    (I.R.S.Employer
    incorporation or organization)                 Identification Number)

                                31 Market Street,
                          Ipswich, Massachusetts 01938
                    (Address of principal executive offices)

                                 (978) 356-3700
                (Issuer's telephone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

                                -----------------

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES |_| NO |X|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: At May 31, 2004, there were 1,757,630 shares of common stock outstanding, par value $1.00 per share.

      Transitional Small Business Disclosure Format (Check one): YES |_| NO |X|

================================================================================

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES
                                   FORM 10-QSB

                                      Index

                                                                            Page
                                                                            ----

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balances Sheets as of March 31, 2004 and
         December 31, 2003                                                    3

         Consolidated Statements of Income for the quarter ended
         March 31, 2004 and 2003                                              4

         Consolidated Statements of Changes in Stockholders' Equity for the
         three months ended March 31, 2004 and 2003                           5

         Consolidated Statements of Cash Flows for the three months ended
         March 31, 2004 and 2003                                              6

         Notes to Consolidated Financial Statements                           7

Item 2.  Management's Discussion and Analysis                                 8

Item 3.  Controls and Procedures                                             15

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                   16

Item 2.  Changes in Securities                                               16

Item 3.  Defaults upon Senior Securities                                     16

Item 4.  Submission of Matters to a Vote of Security Holders                 16

Item 5.  Other Information                                                   17

Item 6.  Exhibits and Reports on Form 8-K                                    17

         Signatures                                                          19

PART I--FINANCIAL INFORMATION

ITEM 1. Financial Statements

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (unaudited)
                        (In thousands, except share data)

                                                                               March 31,  December 31,
                                                                                  2004        2003
                                                                               ---------  ------------
ASSETS
------
Cash and due from banks                                                        $   9,505    $   9,620
Federal funds sold                                                                    --           65
                                                                               ---------    ---------
Total cash and cash equivalents                                                    9,505        9,685
                                                                               ---------    ---------
Certificate of deposit                                                             2,266        2,253
Securities available for sale, at fair value                                     105,760      117,046
Securities held to maturity, at amortized cost                                    37,969       39,217
Federal Home Loan Bank stock, at cost                                              5,590        5,590
Federal Reserve Bank stock, at cost                                                  489          489
Loans, net of allowance for loan losses of $1,333 and $1,334                     159,294      156,504
Banking premises and equipment, net                                                5,559        5,631
Other assets                                                                       3,789        4,304
                                                                               ---------    ---------
Total assets                                                                   $ 330,221    $ 340,719
                                                                               =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits                                                                       $ 194,542    $ 198,058
Short-term borrowings                                                             62,624       62,254
Long-term borrowings                                                              47,215       54,481
Subordinated debentures                                                            9,000        9,000
Other liabilities                                                                  1,142        1,658
                                                                               ---------    ---------
Total liabilities                                                                314,523      325,451
                                                                               ---------    ---------
Stockholders' equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized, none issued            --           --
Common stock, $1.00 par value; 4,000,000 shares authorized, 1,778,120 issued       1,778        1,778
Additional paid-in capital                                                         5,894        5,894
Retained earnings                                                                  8,155        7,826
Accumulated other comprehensive loss                                                 (18)        (119)
Treasury stock, at cost - 20,490 shares                                             (111)        (111)
                                                                               ---------    ---------
Total stockholders' equity                                                        15,698       15,268
                                                                               ---------    ---------
Total liabilities and stockholders' equity                                     $ 330,221    $ 340,719
                                                                               =========    =========

          See accompanying notes to consolidated financial statements.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (unaudited)
                      (In thousands, except per share data)

                                                      For the Three Months Ended March 31,
                                                                2004       2003
                                                                ----       ----
Interest and dividend income:
   Interest and fees on loans                                  $2,523     $2,382
   Interest on debt securities:
     Taxable                                                    1,296      1,289
     Tax-exempt                                                   192         98
   Dividends on equity securities                                  53         93
   Other interest                                                  34          1
                                                               ------     ------
       Total interest and dividend income                       4,098      3,863
                                                               ------     ------
Interest expense:
   Interest on deposits                                           518        665
   Interest on borrowed funds                                     663        609
   Interest on subordinated debentures                            144        147
                                                               ------     ------
       Total interest expense                                   1,325      1,421
                                                               ------     ------
Net interest income                                             2,773      2,442
Provision for loan losses                                          --         --
                                                               ------     ------
Net interest income, after provision for loan losses            2,773      2,442
                                                               ------     ------
Other income:
   Gain on sales and calls of securities, net                     386        639
   Service charges on deposit accounts                            286        246
   Credit card fees                                               136        160
   Trust fees                                                      91         84
   Non-deposit investment fees                                     93         68
   Miscellaneous                                                   21         87
                                                               ------     ------
       Total other income                                       1,013      1,284
                                                               ------     ------
Operating expenses:
   Salaries and employee benefits                               1,875      1,401
   Occupancy and equipment                                        446        427
   Professional fees                                              287        175
   Credit card interchange                                         94        102
   Advertising and marketing                                       70         92
   Data processing                                                144        124
   ATM processing                                                  90         69
   Other general and administrative                               303        271
                                                               ------     ------
       Total operating expenses                                 3,309      2,661
                                                               ------     ------
Income before income taxes                                        477      1,065
Provision for income taxes                                        124        336
                                                               ------     ------
Net income                                                     $  353     $  729
                                                               ======     ======
Weighted average common shares outstanding:
   Basic                                                        1,758      1,753
                                                               ------     ------
   Diluted                                                      1,819      1,806
                                                               ------     ------
Earnings per share:
   Basic                                                       $ 0.20     $ 0.42
                                                               ------     ------
   Diluted                                                     $ 0.19     $ 0.40
                                                               ------     ------

          See accompanying notes to consolidated financial statements.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                      (In thousands, except per share data)

                                                                                    Accumulated
                                                     Additional                        Other
                                       Common         Paid-in         Retained     Comprehensive     Treasury
                                       Stock          Capital         Earnings     Income (Loss)      Stock           Total
                                       -----          -------         --------     -------------      -----           -----
Balance at December 31, 2002           $1,778          $5,881          $5,872          $ 613          $(136)         $14,008
                                                                                                                     -------
Comprehensive income:
    Net income                                                            729                                            729
    Unrealized loss on
      securities available for
      sale, net of
      reclassification
      adjustment and tax effect                                                         (304)                           (304)
                                                                                                                     -------
        Total comprehensive income                                                                                       425
                                                                                                                     -------
Cash dividends declared ($.0125
    per share)                                                            (22)                                           (22)
                                       ------          ------          ------          -----          -----          -------
Balance at March 31, 2003               1,778           5,881           6,579            309           (136)          14,411
                                       ======          ======          ======          =====          =====          =======

Balance at December 31, 2003            1,778           5,894           7,826           (119)          (111)          15,268
                                                                                                                     -------
Comprehensive income:
    Net income                                                            353                                            353
    Unrealized gain on
      securities available for
      sale, net of
      reclassification
      adjustment and tax effect                                                          101                             101
                                                                                                                     -------
        Total comprehensive income                                                                                       454
                                                                                                                     -------
Cash dividends declared ($.0125
    per share)                                                            (24)                                           (24)
                                       ------          ------          ------          -----          -----          -------
Balance at March 31, 2004              $1,778          $5,894          $8,155          $ (18)         $(111)         $15,698
                                       ======          ======          ======          =====          =====          =======

          See accompanying notes to consolidated financial statements.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                 (In thousands)

                                                             For the Three Months Ended March 31,
                                                                      2004        2003
                                                                    --------    --------
Cash flows from operating activities:
   Net income                                                       $    353    $    729
   Adjustments to reconcile net income to net cash provided
     (used) by operating activities:
     Gain on sales and calls of securities, net                         (386)       (639)
     Depreciation and amortization                                       163         157
     Net amortization of securities, including certificate of
       deposit                                                           364         349
     Equity loss in limited partnership                                   --          13
     Derivative fair value adjustment                                     37          --
     Net change in other assets and other liabilities                   (108)       (944)
                                                                    --------    --------
         Net cash provided (used) by operating activities                423        (335)
                                                                    --------    --------
Cash flows from investing activities:
   Activity in available-for-sale securities:
     Purchases                                                       (51,453)    (45,922)
     Sales                                                            49,618      33,605
     Maturities, calls and paydowns                                   13,344      12,424
   Activity in held-to-maturity securities:
     Purchases                                                            --      (4,629)
     Sales                                                               652          --
     Maturities, calls and paydowns                                      553         391
   Purchase of Federal Home Loan Bank stock                               --      (1,228)
   Purchase of Federal Reserve Bank stock                                 --        (168)
   Loan originations, net of repayments                               (2,790)     (7,451)
   Additions to premises and equipment, net                              (91)       (190)
                                                                    --------    --------
         Net cash provided (used) by investing activities              9,833     (13,168)
                                                                    --------    --------
Cash flows from financing activities:
   Net increase in deposits                                           (3,516)       (911)
   Net increase in short-term borrowings                                 370       3,664
   Proceeds from long-term debt                                           --       6,000
   Repayment of long-term debt                                        (7,266)       (324)
   Cash dividends paid                                                   (24)        (22)
                                                                    --------    --------
         Net cash provided (used) by financing activities            (10,436)      8,407
                                                                    --------    --------
Net decrease in cash and cash equivalents                               (180)     (5,096)
Cash and cash equivalents at beginning of period                       9,685      15,163
                                                                    --------    --------
Cash and cash equivalents at end of period                          $  9,505    $ 10,067
                                                                    ========    ========
Supplemental disclosures:
   Interest paid                                                    $  1,330    $  1,421
   Income taxes paid                                                      48          16

           See accompanying notes to consolidated financial statements

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (unaudited)

(1) Basis of Presentation and Consolidation

      The accompanying unaudited consolidated financial statements include the accounts of First Ipswich Bancorp (the "Company"), The First National Bank of Ipswich (the "Bank"), the Company's subsidiaries, and the Bank's subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

      These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions for Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the entire year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been omitted. A summary of significant accounting policies followed by the Company is set forth in the Notes to Consolidated Financial Statements of the Company's Annual Report on Form SB-2 for the year ended December 31, 2003.

(2) Earnings per Share

      Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects additional common shares (common stock equivalents) that would have been outstanding if dilutive potential shares had been issued, as well as any adjustment to income that would result from the assumed issuance. As of March 31, 2004, potential common shares that may be issued by the Company related solely to warrants issued in connection with the Company's subordinated debentures and were determined using the treasury stock method. Assumed conversion of the outstanding warrants would increase the number of shares outstanding, but would not require an adjustment to income as a result of the conversion. For the periods presented, the Company has no potential common shares outstanding that are considered anti-dilutive.

(3) Commitments

      At March 31, 2004, the Company had outstanding commitments to originate loans of $5.6 million. Unused lines of credit and open commitments available to customers at March 31, 2004 amounted to $30.8 million, of which $14.5 million related to construction loans, $7.2 million related to home equity lines of credit, $4.6 million related to credit card loans and $4.5 million in other open commitments.

(4) Subsequent Events

      Subsequent to quarter end, the Company engaged in a public rights offering of its securities. See Part II, Item 2. for further information.

      On April 2, 2004, the Bank purchased the assets and the liabilities of a branch office of another institution located in Cambridge, Massachusetts. Further, on May 15, 2004, the Bank opened a new branch in Beverly, Massachusetts.

ITEM 2. Management's Discussion and Analysis

   General

      This quarterly report on Form 10-QSB contains and incorporates by reference "forward-looking statements". Words such as "believes", "expects," "may," "will," "should," "contemplates," or "anticipates" may indicate forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those contemplated by such forward-looking statements. These important factors include, without limitation, competitive conditions in the Bank's marketplace generally, the Bank's continued ability to originate quality loans, fluctuation in interest rates including fluctuations which may affect the Bank's interest rate spread, real estate conditions in the Bank's lending areas, changes in the securities or financial markets, changes in loan defaults and charge-off rates, general and local economic conditions, the Bank's continued ability to attract and retain deposits, the Company's ability to control costs, new accounting pronouncements, and changing regulatory requirements. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Comparison of Financial Condition at March 31, 2004 versus December 31, 2003

       Total assets were $330.2 million at March 31, 2004, a decrease of $10.5 million, or 3.1%, from $340.7 million as of December 31, 2003.

       Total net loan balances were $159.3 million as of March 31, 2004, an increase of $2.8 million, or 1.8%, from $156.5 million as of December 31, 2003. Loans increased primarily due to an increase in commercial real estate loans to $56.8 million, an increase of $2.8 million, or 5.2%, from $54.0 million as of December 31, 2003. If and where possible, emphasis has been placed on originating commercial hybrid loans that carry shorter initial fixed rate periods and shorter principal amortization periods. Commercial loans increased during the first quarter of 2004 due to a modest improvement in small business lending conditions. Construction loan activity remained active in the first quarter of 2004, due to continued favorable residential construction trends and housing activity, despite competitive lending conditions. Despite a new surge in residential loan refinancing activity associated with a challenging interest rate environment in February and March 2004 with treasury yields approaching the recent lows of June 2003, residential real estate loans of $65.3 million as of March 31, 2004 reflected an increase of $200,000, or .35%, from $65.1 million as of December 31, 2003. New and existing home sales, although moderating, have continued to be favorable in the Bank's primary markets, sparked at least partially by desirable financing alternatives in the marketplace. As a result, the Bank originated $6.3 million in residential and commercial mortgage loans in the first quarter, which substantially offset increased prepayment activity and monthly principal amortization. A recent jump in short and intermediate term market interest rates has generated a customer re-emphasis towards fixed rate loans as opposed to adjustable rate products. Commercial loans were $19.5 million at March 31, 2004, an increase of $.7 million, or 3.7%, from $18.8 million as of December 31, 2003. With geographic expansion and the hiring of new commercial lenders, continued growth in loan balances is anticipated in 2004, though not assured.

       Total investment securities balances were $152.1 million as of March 31, 2004, a decrease of $12.5 million, or 7.6%, from $164.6 million as of December 31, 2003. Investment securities sales of $50.3 million and calls and principal pay-downs on investment securities of $13.9 million in the first quarter were partially replaced by investment securities purchases of $51.5 million, while the remaining proceeds on investment securities sales and calls were utilized to pay down borrowings and fund net deposit outflows of $3.5 million. Investment securities sold consisted primarily of certain longer-term agency obligations and certain other debt securities, certain preferred term securities that are not eligible to be used as collateral for borrowing purposes, and other longer-term assets. The sale of these securities was completed in order to improve the Bank's interest rate risk profile, given the likelihood of higher interest rates in 2004 with continued signs of an improving economy, as well as to enhance the Bank's liquidity position in preparation for an expected increase in loan funding requirements in the second quarter. Investment purchases consisted primarily of adjustable rate bonds indexed to LIBOR and the Prime Rate that are intended to defensively position the interest rate risk profile of the Bank. Although the short-term yield give-up on these bonds is significant in comparison to fixed rate agency alternatives due to the steepness of the yield curve, these adjustable rate bonds add adjustable rate diversification to the investment portfolio, while also adding assets that possess an interest rate that re-sets periodically and is thus a desirable security to own, from a market valuation and coupon reset perspective, as the Federal Open Market Committee tightening cycle commences. These adjustable rate bonds also complement the composition of actual and expected loan production as a result of the continued consumer preference for fixed rate, as opposed to adjustable rate, loans. Fixed rate loans continue to be attractive by historical yield measures. As a result of management's quarterly review of investment securities for "other-than-temporary" impairment, no such impairment was identified as of March 31, 2004.

       Total deposit balances were $194.5 million as of March 31, 2004, a decrease of $3.5 million, or 1.8%, from $198.1 million as of December 31, 2003. Total deposit balances decreased primarily due to the strategic pricing of term deposits to discourage the renewal of premium rate funds of approximately $8 million, a significant majority of which exited the bank, that matured in February in anticipation of special deposit promotions in the second quarter to celebrate the grand opening of two new branches. The decrease was partially offset by the raising of $3 million of two year brokered term deposits in March, which are intended to serve as an interest rate risk management tool with the advent of higher market rates. The term of these brokered funds also complement the consumer tendency in the retail branch network to opt for either short-term certificates of deposit or non-maturity money market funds in the first quarter of 2004. In early April 2004, the bank completed the acquisition of a new branch in Cambridge, Massachusetts, which immediately generated approximately $10.5 million of new deposit balances, primarily consisting of savings and checking accounts. Also subsequent to March 31, 2004, the Bank received approximately $31.5 million in nine-month term deposits as a result of a bank-wide promotion, which produced several new customers at each branch and significantly added to our liquidity position to support 2004 growth plans.

       Total borrowings were $109.8 million as of March 31, 2004, a decrease of $6.9 million, or 5.9%, from $116.7 million as of December 31, 2003. Borrowings were lower than year-end due to the pay-off of a $6 million term borrowing that matured in February. Borrowings were paid down from funds received on the aforementioned sale of certain investment securities.

       Total stockholder's equity increased from $15.3 million at December 31, 2003 to $15.7 million as of March 31, 2004 due primarily to growth in the bank's retained earnings of $400,000, which represents net income for the quarter ended March 31, 2004.

Asset Quality and Allowance for Loan Losses

       The table below summarizes certain key ratios regarding the quality of the Company's loan portfolio:

                                                       March 31, 2004    December 31, 2003
                                                       --------------    -----------------
                                                             (Dollars in thousands)
Non-accrual loans                                           $   --            $   --
Troubled debt restructurings                                    --                --
Loans past due 90 days or more and still accruing               32                19
Non-accrual loans to total loans                                --                --
Non-performing assets to total assets                           --                --
Allowance for loan losses as a percentage of
    total loans                                               0.83%             0.85%

       For the three months ended March 31, 2004, the Company recorded no provision for loan losses. The Company recorded charge-offs of $2,000 and recoveries of $1,000 in the quarter. At March 31, 2004 and December 31, 2003, the allowance for loan losses balance was $1.3 million. Management considers the loan loss allowance to be adequate to provide for potential loan losses.

       While the Bank has continued to enjoy a very low level of loan charge-offs and non-accrual loans, and expects to continue to do so, there can be no assurance that these favorable results will continue in the future. Economic or other external factors, deterioration in credit quality, or appropriate changes in the reserve estimation process as a result of changes in assumptions, as well as other possible factors, may cause the loan loss allowance to be increased through charges to current earnings by increasing the loan loss provision.

Comparison of Operating Results for the Quarters Ended March 31, 2004 and 2003

General

       Operating results are largely determined by the net interest spread on the Company's primary assets (loans and investment securities) and its primary liabilities (consumer deposit balances and Federal Home Loan Bank borrowings). Operating income is also dependent upon revenue from non-interest related sources (such as service charges on deposit accounts), the provision for loan losses, and the growth and variability of operating expenses. Revenue has been produced, and can continue to be produced in certain market conditions, although it cannot be consistently relied upon, from gains on the sale of investment securities.

       Net income for the quarter-ended March 31, 2004 was $353,000 compared with $729,000 for the quarter-ended March 31, 2003, a decrease of $376,000, or 51.6%. For the quarter-ended March 31, 2004, net interest income increased $331,000, or 13.6%, non-interest income decreased $271,000, or 21.1%, and operating expenses increased $648,000, or 24.4%, as compared to the quarter-ended March 31, 2003.

Interest and Dividend Income

       Total interest and dividend income for the quarter-ended March 31, 2004 was $4.1 million, which was $235,000, or 6.1%, higher than the quarter-ended March 31, 2003. The favorable impact on interest and dividend income of higher average interest-earning assets of $315.4 million for the quarter-ended March 31, 2004, as compared to $286.0 million for the quarter-ended March 31, 2003, was partially offset by the impact of a lower average yield on earning assets of 5.2% for the quarter-ended March 31, 2004 as compared to 5.4% for the quarter-ended March 31, 2003. Average net loans for the quarter-ended March 31, 2004 increased $18.8 million since the first quarter of 2003, or 13.5%, to $157.3 million, while the yield on loans in the first quarter of 2004 was 6.42%, 46 basis points lower than the first quarter of 2003. A lower loan yield was due to lower treasury yields in 2004, which produced lower rates on new loans and loans re-pricing as well as increased residential refinancing activity into lower fixed rates, and competitive conditions. A higher concentration of higher-yielding commercial loan balances and construction loan balances in the first quarter of 2004 as compared to 2003 partially mitigated the impact of lower residential loan yields.

Interest Expense

       Interest expense on deposits for the quarter-ended March 31, 2004 decreased $147,000, or 22.1%, to $518,000 as compared to the quarter-ended March 31, 2003. The decrease in interest expense was due primarily to a lower deposit cost on non-maturity deposits due primarily to the general level of interest rates, a 17.5% increase, or $4.7 million, in lower cost savings balances, a lower rate paid on new versus maturing certificates of deposits, and a 7.2%, or $3.9 million, decrease in higher cost certificates of deposit.

       Interest expense on borrowed funds for the quarter-ended March 31, 2004 increased $54,000, or 8.9%, to $663,000 as compared to the quarter-ended March 31, 2003. The increase was due primarily to a higher average balance in Federal Home Loan Bank advances in 2004 of $17.5 million, or 20.5%, partially offset by a lower cost of Federal Home Loan Bank advances of 2.36%, 27 basis points, or 10.3% lower than the first quarter of 2003. Higher average balances were partially due to capitalizing on historically low short-term borrowing rates to leverage the balance sheet in order to generate additional net interest income, while maintaining a reasonable interest rate risk profile.

Net Interest Income

       Net interest income for the quarter ended March 31, 2004 increased $331,000, or 13.6%, to $2.8 million as compared to the quarter ended March 31, 2003. The increase in net interest income in the first quarter of 2004 was due primarily to higher average earning assets and a higher net interest margin of 3.52%, or 11 basis points, versus the quarter ended March 31, 2003. Average earning assets increased $29.4 million, or 10.3%, to $315.4 million in the first quarter of 2004 primarily as a result of the increase in average loans. The net interest margin increased primarily as a result of higher average balances in loans, which earned higher yields than investment securities, and a lower cost of funds. The cost of average deposits decreased 40 basis points, or 23.4%, to 1.31% for the quarter ended March 31, 2004. The lower cost of deposits and borrowings was primarily a result of the interest rate environment, particularly the short and intermediate portion of the yield curve, which is typically the primary driver of bank funding costs. To mitigate the impact of lower asset yields, the rates paid on both certificate of deposit accounts and non-maturity deposit accounts were reduced to maintain the net interest margin. Despite this reduction in rates paid, average deposit balances increased for the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003. With a higher rate of growth in average loans than average deposits for the quarter ended March 31, 2004, low cost short-term Federal Home Loan Bank borrowings were utilized as a funding source to support continued loan growth.

       Retail deposit marketing efforts primarily focus on generating non-maturity core deposit accounts, particularly in new markets. Despite this fact, the Bank may rely upon higher cost certificates of deposit to support funding needs. As previously noted, the Bank recently raised approximately $31 million of premium rate nine-month certificate of deposit funds in the second quarter of 2004. The objective of raising new funds in new markets, though not assured of being achieved, is to capitalize on significant opportunities to create new and expanded deposit and loan banking relationships. Premium rate short-term funds may, however, produce an immediate reduction in the net interest margin. An increase in market interest rates, with a significant increase in treasury yields in the second quarter having already occurred while the Federal Reserve also appears poised to raise the Federal Funds target, continued competition from several local and national financial institutions, and increased reliance on higher cost funding sources could cause a narrower net interest margin in the future.

Average Balances and Yields

       The following table presents a summary of the Company's interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for the three months ended March 31, 2004 and 2003. The average balances are derived from average daily balances.

                                                                  Three Months Ended March 31,
                                                          2004                                     2003
                                         Interest                                  Interest
                                         Income/       Average     Average Rate     Income/     Average      Average Rate
                                         Expense       Balance      Earned/Paid     Expense     Balance       Earned/Paid
                                        ----------------------------------------------------------------------------------
                                                                     (Dollars in thousands)
Assets
Interest earning assets:
  Federal funds sold and certificate
     of deposit                           $   34      $  2,499          5.44%         $    1      $    399        1.00%
  Investment securities:
    Taxable                                1,349       138,646          3.89%          1,382       138,495        3.99%
    Tax-exempt                               192        16,959          4.53%             98         8,591        4.56%
  Loans, net                               2,523       157,311          6.42%          2,382       138,552        6.88%
                                          ---------------------                      ----------------------
       Total interest-earning assets       4,098       315,415          5.20%          3,863       286,037        5.40%
                                          -------                                    --------
Noninterest-earning assets                              18,935                                      19,518
                                                    -----------                                 -----------
Total assets                                           334,350                                     305,555
                                                    ===========                                 ===========

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
  Savings                                     39        31,228          0.50%             51        26,572        0.77%
  NOW                                         13        34,070          0.15%             24        34,382        0.28%
  MMDA                                       158        42,652          1.48%            172        40,050        1.72%
  CD's                                       308        50,538          2.44%            418        54,453        3.07%
                                          ---------------------                      ----------------------
    Total interest-bearing deposits          518       158,488          1.31%            665       155,457        1.71%
  Other borrowed funds                        54         9,723          2.22%             45         8,622        2.09%
  Federal Home Loan Bank Advances            609       103,169          2.36%            564        85,632        2.63%
  Subordinated debentures                    144         9,000          6.40%            147         9,000        6.53%
                                          ---------------------                      ----------------------
    Total interest-bearing liabilities     1,325       280,380          1.89%          1,421       258,711        2.20%
                                          -------                                    --------
Noninterest-bearing deposits                            37,659                                      32,002
Other noninterest-bearing liabilities                      679                                       1,282
                                                    -----------                                 -----------
Total liabilities                                      318,718                                     291,995
Total stockholders' equity                              15,632                                      13,560
                                                    -----------                                 -----------
Total liabilities and
stockholders'
     equity                                           $334,350                                    $305,555
                                                    ===========                                 ===========

Net interest income                       $2,773                                      $2,442
                                         ========                                    ========
Interest rate spread                                                    3.31%                                     3.20%
                                                                     =========                                  ========
Net interest margin                                                     3.52%                                     3.41%
                                                                     =========                                  ========

Non-interest Income

       Total non-interest income decreased $271,000, or 21.1%, to $1,013,000 for the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003. The decrease in the first quarter of 2004 was primarily due to a decrease in gains on the sale of securities of $253,000, or 39.6%, to $386,000. The existence or level of gains on the sale of securities cannot be assured or predicted as the amounts derived from such activity are a function of many factors, including, but not limited to, the duration, mix, and other attributes of securities owned and the level and slope of the yield curve, product spreads and other market forces that change on a daily basis. Higher securities gains in the first quarter of 2003 were at least partially due to the sale of a more significant quantity of securities with longer maturities, which were acquired as the economy weakened in 1999 and 2000. Service charges on deposit accounts increased $40,000, or 16.3%, to $286,000 for the quarter-ended March 31, 2004 primarily as a result of growth in fee-based deposit balances, which is due at least partially to geographic growth in the retail network. Miscellaneous income decreased $66,000, or 75.8%, to $21,000 for the quarter-ended March 31, 2004 due to a one-time income credit of $63,000 associated with a loan settlement in the first quarter of 2003.

Non-interest Expense

       Total operating expenses increased $648,000, or 24.4%, to $3,309,000 for the quarter ended March 31, 2004. Salaries and employee benefits increased $474,000, or 33.8%, due primarily to an increase in full-time equivalent employees to 118 as of March 31, 2004 from 96 at March 31, 2003 and an executive bonus approved by the Board of Directors in January. An increase in full-time equivalent employees was primarily associated with staffing for new branch locations, hiring lenders in new markets, adding an investment executive to lead the search for the acquisition of an investment company, and growing the staff infrastructure at the main office to support continued growth and expansion. Salaries and employee benefits expense will be impacted in the second quarter of 2004 and thereafter by execution of the SERP agreements. Professional fees increased $112,000, or 64%, to $287,000 for the quarter-ended March 31, 2004 due primarily to an increase in legal expenses associated with several matters related to growth plans and expansion initiatives. Data processing expenses increased $20,000, or 16.1%, to $144,000 for the quarter-ended March 31, 2004 due primarily to investment in new and enhanced technologies to support continued expansion in retail branches, staffing expansion, and growth in customer accounts and activity.

       The operating efficiency ratio, which represents operating expenses divided by total revenue excluding securities gains, increased to 93.2% for the quarter ended March 31, 2004 versus 84.1% for the quarter ended March 31, 2003. The ratio was higher in the first quarter of 2004 due primarily to a higher rate of growth in operating expenses than revenue. Revenue growth was slowed at least partially by the sale of approximately $51 million of higher yielding investment securities that were either re-invested in defensive shorter duration securities in anticipation of a rising rate environment or used to pay-down borrowings to temporarily increase the company's liquidity ratio until the liquidity benefits of the aforementioned certificate of deposit special in the second quarter of 2004 are realized.

Income Taxes

       The provision for income taxes decreased $212,000, or 63.1%, to $124,000 for the quarter ended March 31, 2004 primarily as a result of lower pre-tax income in the first quarter of 2004 as compared to the first quarter of 2003. The effective tax rate of 26% for the quarter ended March 31, 2004 was lower than the 32% rate for the quarter ended March 31, 2003 due primarily to a higher percentage of pre-tax income in the Bank's subsidiary securities corporations. The effective tax rates were lower than the statutory federal and state tax rates for both periods due to the Company's three securities corporations, which are taxed at a lower state tax rate.

Asset/Liability Management

       A principal operating objective of the Bank is to produce stable earnings by achieving a favorable interest rate spread that can be sustained during fluctuations in prevailing interest rates. Since the Bank's principal interest-earning assets generally have longer terms to maturity than its primary source of funds, i.e., deposit liabilities, increases in general interest rates will generally result in an increase in the Bank's cost of funds before the yield on its asset portfolio adjusts upward. A continual trade-off, which is managed and monitored on an ongoing basis, exists between exposure to interest rate risk and current income. In general, during periods with a normalized yield curve, a wider mismatch between the re-pricing periods of interest rate sensitive assets and liabilities can produce higher current net interest income. The management of interest rate risk considers several factors, including, but not limited to, the nature and extent of actual and anticipated embedded options and other attributes of the balance sheet, the perceived direction of market interest rates, and the risk appetite of management and the Asset/Liability Management Committee ("ALCO"). Members of the ALCO consist of the chief executive officer, the chief financial officer, the senior loan officer, one board member, and others. The Committee discusses the asset/liability mix on the balance sheet and reviews exposures to changes in interest rates.

       Certain strategies have been implemented in 2004 to reduce the current level of interest rate risk with the prospects for an improving economy and an increase in market interest rates. These strategies currently include, but are not limited to, fixing the cost of certain liability sources, adding interest rate sensitivity to the investment securities portfolio, and shortening the duration of certain newly originated commercial loan products. On an ongoing basis, management analyzes the pros and cons of positioning with a narrower or wider interest rate mismatch and whether an asset sensitive or liability sensitive balance sheet is targeted and to what degree. This analysis considers, but is not limited to, originating adjustable and fixed rate mortgage loans, managing the cost and structure of deposits, analyzing actual and projected asset cash flow, considering the trade-offs of short versus long-term borrowings, and reviewing the pros and cons of certain investment security sectors.

       Quarterly, ALCO modeling is performed with the assistance of an outside advisor which projects the Bank's financial performance over certain periods under certain interest rate environments. The results of the ALCO process are reported to the Board on at least a quarterly basis.

Liquidity and Capital Resources

       The Bank's primary sources of funds consist of deposits, borrowings, repayment and prepayment of loans, sales of securities, maturities and early calls of securities, and funds provided from operations. While scheduled repayments of loans and maturities of investment securities are predictable sources of funds, deposit flows and the general level of interest rates, economic conditions, and competition largely influences prepayments on loans and investment securities. The Bank primarily uses its liquidity resources to fund existing and future loan commitments, to fund net deposit outflows, to invest in other interest-earning assets, to maintain liquidity, and to pay operating expenses.

       From time to time, the Bank utilizes advances from the Federal Home Loan Bank of Boston (the "FHLB") primarily in connection with its management of the interest rate sensitivity of its assets and liabilities, as well as to selectively capitalize on leverage opportunities. Total advances outstanding at March 31, 2004 amounted to $100.4 million. The Bank's ability to borrow from the FHLB is dependent upon the amount and type of collateral the Bank has to secure the borrowings. Such collateral consists of, but is not limited to, one-to-four family owner-occupied residential property and federal agency obligations. As of March 31, 2004, the Bank's total borrowing capacity through the FHLB was $132.4 million. The Bank has additional capacity to borrow federal funds from other banks and through such instruments as repurchase agreements utilizing federal agency obligations and mortgage-backed securities as collateral, as well as brokered deposits.

       A major portion of the Bank's liquidity consists of cash and cash equivalents, short-term investments, U.S. Government and federal agency obligations, mortgage-backed securities, and other debt securities. The level of these assets is dependent upon the Bank's operating, lending, and financing activities during any given period. At March 31, 2004, the Bank had $5.6 million of outstanding commitments to originate loans and $30.8 million of unused lines of credit. The Bank anticipates that it will have sufficient funds available to meet these commitments. Certificates of deposit, which are scheduled to mature in one year or less, totaled $24.2 million at March 31, 2004. Based upon historical experience, management believes that a significant portion of such deposits will remain with the Bank. On a monthly basis, the Company currently generates an average of approximately $8 million in cash flow from the loan and investment securities portfolios. These funds are primarily used to either re-invest in new loans and investment securities or utilized in conjunction with the management of the level of deposit balances or borrowed funds.

       At March 31, 2004, the Company and the Bank continued to exceed all regulatory capital requirements applicable to them. The table below presents the capital ratios at March 31, 2004, for the Company and the Bank, as well as the minimum regulatory requirements.

                                                                                          Minimum
                                                                                          Capital
                                                                 Actual                 Requirements
                                                            Amount     Ratio        Amount        Ratio
                                                           ------------------       -------------------
Bank:
           Total capital to risk-weighted assets           $24,941     13.60%       $14,667       8.00%
           Tier 1 capital to risk-weighted assets           23,608     12.88%         7,333       4.00%
           Tier 1 capital to average assets                 23,608      7.07%        13,361       4.00%

Company:
           Total capital to risk-weighted assets           $25,933     14.12%       $14,694       8.00%
           Tier 1 capital to risk-weighted assets           20,800     11.32%         7,347       4.00%
           Tier 1 capital to average assets                 20,800      6.22%        13,374       4.00%

ITEM 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

            As required by Rule 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's management conducted an evaluation with the participation of the Company's Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the Company's disclosure controls and procedures, as of the end of the last fiscal quarter. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that they believe the Company's disclosure controls and procedures are reasonably effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and we may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that our systems evolve with our business.

(b) Changes in internal controls over financial reporting.

            There were no changes in the Company's internal controls over financial reporting identified in connection with the Company's evaluation of its disclosure controls and procedures that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. Legal Proceedings

      The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business that, in the aggregate, involved amounts believed by management to be immaterial to the financial condition and operations of the Company.

ITEM 2. Changes in Securities

      Subsequent to quarter end, the Company engaged in a public rights offering of its securities. Pursuant to the offering, the Company registered 300,000 shares of common stock $1.00 par value with the SEC at an offering price of $13.00 per share. The SEC file number assigned to the registration statement is 333-114018. The offering's effective date was May 13, 2004. No underwriters have been involved in the offering. The offering commenced on May 14, 2004. As described in the registration statement, the offering consists of a rights offering to its existing shareholders and a general offering to others, as the Company in its sole discretion may determine. The general offering is to remain open until June 28, 2004 at 5:00 p.m.

                                                               Amount
                                                           Subscribed for   Aggregate Offering Price of the
                               Aggregate Price of the      as of June 18,     Amount Subscribed for as of
    Amount Registered        Offering Amount Registered         2004                 June 18, 2004
    -----------------        --------------------------         ----                 -------------
      300,000 shares                 $3,900,000             70,772 shares               $920,036

ITEM 3. Defaults Upon Senior Securities

      Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

      The Company's annual meeting of stockholders was held on March 31, 2004. At that meeting, the shareholders approved an increase in the authorized common stock of the Company from 2,000,000 shares to 4,000,000 shares with 1,435,590 shares voting for, no shares voting against, 650 shares abstaining, and no broker non-votes.

      In addition, the following were elected as directors of the Company:

                                    Shares Voted       Shares Voted                               Broker
            Director                     For        Against or Withheld       Abstentions        Non-Votes
            --------                     ---        -------------------       -----------        ---------
Robert R. Borden, III                  1,436,240              None                 None              None
Timothy R. Collins                     1,436,240              None                 None              None
Franz Colloredo-Mansfeld               1,436,240              None                 None              None
John T. Coughlin                       1,436,240              None                 None              None
Stephanie R. Gaskins                   1,436,240              None                 None              None
Donald P. Gill                         1,436,240              None                 None              None
Fitz O. Lufkin, Jr.                    1,436,240              None                 None              None
Peter A. Maistrellis                   1,436,240              None                 None              None
H.A. Patrican, Jr.                     1,436,240              None                 None              None
Neil St. John Raymond, Chairman        1,436,240              None                 None              None
Neil St. John Raymond, Jr.             1,436,240              None                 None              None
William J. Tinti                       1,436,240              None                 None              None

The above directors constitute all of the directors of the Company, each of whom stood for election at the annual meeting.

       Further, at such meeting, the stockholders approved, with 1,435,590 shares voting for, no shares voting against, 690 shares abstaining, and no broker non-votes, the First Ipswich Bancorp 2004 Incentive Stock Option Plan (the "stock option plan") for key employees of the Company and its subsidiaries, providing for options with respect to 200,000 shares of common stock of the Company, subject to adjustments in the event of stock splits, stock dividends or reclassifications, recapitalization or other possible future changes. Under the stock option plan, the board of directors may grant to key employees of the Company whom the board determines to be capable of making substantial contributions to the management and operations of the Company, options to purchase shares of the Company's common stock. The board of directors will administer the stock option plan and will determine which employees shall be granted options, the number of options granted, the times when the options will vest, and the exercise price of the option. The stock option plan shall terminate on February 18, 2014 and no options may be granted thereafter. The board of directors may at any time modify, amend or terminate the stock option plan, except that approval of the holders of at least a majority of stock of the Company is required in certain circumstances such as increasing the amount of shares that may be granted under the plan, increasing the maximum amount of options that may be granted to an individual employee or extending the stock option plan's termination date. As of June 24, 2004, the board of directors has not granted any options. The board of directors currently intends to make future grants of options based on the achievement of financial performance goals established by the board of directors.

ITEM 5. Other Information

      At a meeting of the board of directors on March 17, 2004, the Company adopted the First Ipswich Bancorp 2004 Directors' Plan (the "directors' plan"), providing for the issuance of stock options with respect to 20,000 shares of the common stock of the Company, subject to adjustments in the event of stock splits, stock dividends or reclassification, recapitalization or other possible future changes. The directors' plan terminates in 2014 and no options may be granted thereafter. The board of directors may at any time modify, amend or terminate the directors' plan. As of the date hereof, the board of directors has not granted any options.

ITEM 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

      10.1 First Ipswich Bancorp 2004 Incentive Stock Option Plan for Key Employees, incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form SB-2 (File No. 333-114018).

      10.2 First Ipswich Bancorp 2004 Directors' Plan, incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form SB-2 (File No. 333-114018).

      10.3  Employment Agreement of Donald P. Gill, incorporated by reference to
            Exhibit 10.3 to the Company's Registration Statement on Form SB-2 (File No. 333-114018).

      10.4 Employment Agreement of Neil St. John Raymond, incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form SB-2 (File No. 333-114018).

      10.5 Change of Control Agreement of Donald P. Gill, incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form SB-2 (File No. 333-114018).

      10.6 Change of Control Agreement of Neil St. John Raymond, incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form SB-2 (File No. 333-114018).

      10.7 Change in Control Agreement of Michael J. Wolnik, incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form SB-2 (File No. 333-114018).

      10.8 Change in Control Agreement of John P. DiIorio, Jr., incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form SB-2 (File No. 333-114018).

      10.9 Executive Supplemental Retirement Agreement of Neil St. John Raymond, incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form SB-2 (File No. 333-114018).

      10.10 Executive Supplemental Retirement Agreement of Donald P. Gill, incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form SB-2 (File No. 333-114018).

      19.1 Letter to Shareholders regarding first quarter 2004 financial results with attached March 31, 2004 balance sheet and income statement, incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form SB-2 (File No. 333-114018).

      31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

      31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

      32.1  Certification of Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2  Certification of Chief Financial Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

      None.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          FIRST IPSWICH BANCORP


Date: June 24, 2004       By:   /s/ Donald P. Gill
                                -----------------------
                                Donald P. Gill
                                President and Chief Executive Officer

Date: June 24, 2004       By:   /s/ Michael J. Wolnik
                                -----------------------
                                Michael J. Wolnik
                                Senior Vice President, Chief Financial Officer,
                                and Treasurer