Form 10QSB
period 2004-06-30
FIRST IPSWICH BANCORP /MA
filed 2004-08-16
CIK 885979

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-QSB

                             ----------------------

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2004

|_| TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from              to
                                     ------------    ------------

                        Commission File Number 333-114018

                             ----------------------

                              First Ipswich Bancorp
        (Exact name of small business issuer as specified in its charter)

                             ----------------------


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

                             ----------------------

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: At July 31, 2004, there were 2,057,630 shares of common stock outstanding, par value $1.00 per share.

      Transitional Small Business Disclosure Format (Check one): YES |_| NO |X|

================================================================================

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES
                                   FORM 10-QSB

                                      Index


                                                                            Page
                                                                            ----

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 2004 and
         December 31, 2003                                                     3

         Consolidated Statements of Income for the quarter and
         six months ended June 30, 2004 and 2003                               4

         Consolidated Statements of Changes in Stockholders' Equity for
         the six months ended June 30, 2004 and 2003                           5

         Consolidated Statements of Cash Flows for the six months ended
         June 30, 2004 and 2003                                                6

         Notes to Consolidated Financial Statements                            7

Item 2.  Management's Discussion and Analysis                                  8

Item 3.  Controls and Procedures                                              21

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    22

Item 2.  Changes in Securities                                                22

Item 3.  Defaults upon Senior Securities                                      22

Item 4.  Submission of Matters to a Vote of Security Holders                  22

Item 5.  Other Information                                                    22

Item 6.  Exhibits and Reports on Form 8-K                                     23

         Signatures                                                           23

PART I--FINANCIAL INFORMATION

ITEM 1. Financial Statements

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (unaudited)
                        (In thousands, except share data)

                                                                  June 30,   December 31,
                                                                    2004         2003
                                                                 ---------   ------------
ASSETS
------
Cash and due from banks                                          $  12,881    $   9,620
Federal funds sold                                                     410           65
                                                                 ---------    ---------

Total cash and cash equivalents                                     13,291        9,685
                                                                 ---------    ---------

Certificate of deposit                                               2,279        2,253
Securities available for sale, at fair value                       155,984      117,046
Securities held to maturity, at amortized cost                      34,417       39,217
Federal Home Loan Bank stock, at cost                                5,590        5,590
Federal Reserve Bank stock, at cost                                    489          489
Loans, net of allowance for loan losses of $1,318 and $1,334       163,968      156,504
Banking premises and equipment, net                                  5,887        5,631
Other assets                                                         5,808        4,304
                                                                 ---------    ---------

Total assets                                                     $ 387,713    $ 340,719
                                                                 =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits                                                         $ 244,750    $ 198,058
Short-term borrowings                                               54,281       62,254
Long-term borrowings                                                42,944       54,481
Subordinated debentures                                              9,000        9,000
Due to broker                                                       17,475           --
Other liabilities                                                    1,390        1,658
                                                                 ---------    ---------

Total liabilities                                                  369,840      325,451
                                                                 ---------    ---------

Stockholders' equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized,
   none issued                                                          --           --
Common stock, $1.00 par value; 4,000,000 shares authorized,
   2,078,120 and 1,778,120 issued, respectively                      2,078        1,778
Additional paid-in capital                                           9,198        5,894
Retained earnings                                                    8,092        7,826
Accumulated other comprehensive loss                                (1,384)        (119)
Treasury stock, at cost - 20,490 shares                               (111)        (111)
                                                                 ---------    ---------

Total stockholders' equity                                          17,873       15,268
                                                                 ---------    ---------

Total liabilities and stockholders' equity                       $ 387,713    $ 340,719
                                                                 =========    =========


          See accompanying notes to consolidated financial statements.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (unaudited)
                        (In thousands, except share data)

                                                                                Six Months Ended
                                                      Quarter Ended June 30,        June 30,
                                                       --------------------   -------------------
                                                         2004        2003       2004       2003
                                                       --------    --------   --------   --------
Interest and dividend income:
   Interest and fees on loans                          $  2,575    $  2,537   $  5,098   $  4,919
   Interest on debt securities:
      Taxable                                             1,203       1,030      2,498      2,319
      Tax-exempt                                            191         140        383        238
   Dividends on equity securities                            57         101        110        194
   Other interest                                            35           2         70          3
                                                       --------    --------   --------   --------
         Total interest and dividend income               4,061       3,810      8,159      7,673
                                                       --------    --------   --------   --------
Interest expense:
   Interest on deposits                                     705         660      1,223      1,325
   Interest on borrowed funds                               623         618      1,286      1,227
   Interest on subordinated debentures                      144         146        288        293
                                                       --------    --------   --------   --------
         Total interest expense                           1,472       1,424      2,797      2,845
                                                       --------    --------   --------   --------
Net interest income                                       2,589       2,386      5,362      4,828
Provision for loan losses                                    --          --         --         --
                                                       --------    --------   --------   --------
Net interest income, after provision for loan losses      2,589       2,386      5,362      4,828
Other income:
   Gain (loss) on sales and calls of securities, net        (11)        294        375        934
   Service charges on deposit accounts                      364         285        650        531
   Credit card fees                                         176         173        311        334
   Trust fees                                               112          84        203        168
   Non-deposit investment fees                               70          45        163        113
   Miscellaneous                                             77          30         99        115
                                                       --------    --------   --------   --------
         Total other income                                 788         911      1,801      2,195
                                                       --------    --------   --------   --------
Operating expenses:
   Salaries and employee benefits                         1,821       1,536      3,696      2,937
   Occupancy and equipment                                  513         450        959        877
   Professional fees                                        208         140        495        316
   Credit card interchange                                  146         132        240        233
   Advertising and marketing                                193         124        263        216
   Data processing                                          156         110        300        233
   ATM processing                                           101          77        191        145
   Other general and administrative                         381         295        684        568
                                                       --------    --------   --------   --------
         Total operating expenses                         3,519       2,864      6,828      5,525
                                                       --------    --------   --------   --------
Income (loss) before income taxes                          (142)        433        335      1,498
Provision (credit) for income taxes                        (100)        128         25        464
                                                       --------    --------   --------   --------
Net income (loss)                                      $    (42)   $    305   $    310   $  1,034
                                                       ========    ========   ========   ========
Weighted average common shares outstanding:
   Basic                                                  1,761       1,753      1,759      1,753
                                                       --------    --------   --------   --------
   Diluted                                                1,854       1,806      1,852      1,806
                                                       --------    --------   --------   --------
Earnings (loss) per share:
   Basic                                               $  (0.02)   $   0.17   $   0.18   $   0.59
                                                       ========    ========   ========   ========
   Diluted                                             $  (0.02)   $   0.17   $   0.17   $   0.57
                                                       ========    ========   ========   ========

          See accompanying notes to consolidated financial statements.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                        (In thousands, except share data)

                                                                                  Accumulated
                                                       Additional                    Other
                                                        Paid-in      Retained    Comprehensive
                                        Common Stock    Capital      Earnings    Income (Loss)   Treasury Stock      Total
                                        ------------    -------      --------    -------------   --------------      -----
Balance at December 31, 2002               $ 1,778      $ 5,881      $ 5,872       $    613         $ (136)       $ 14,008
                                                                                                                  --------
Comprehensive income:
    Net income                                                         1,034                                         1,034
    Unrealized loss on securities
      available for sale, net of
      reclassification adjustment
      and tax effect                                                                   (564)                          (564)
                                                                                                                  --------
        Total comprehensive income                                                                                     470
                                                                                                                  --------
Treasury stock issued (250 shares)                            1                                          2               3
Cash dividends declared ($.025 per
    share)                                                              (46)                                           (46)
                                           -------      -------      -------       --------         ------        --------
Balance at June 30, 2003                     1,778        5,882        6,860             49           (134)         14,435
                                           =======      =======      =======       ========         ======        ========

Balance at December 31, 2003                 1,778        5,894        7,826           (119)          (111)         15,268
                                                                                                                  --------
Comprehensive loss:
    Net income                                                           310                                           310
    Unrealized loss on securities
      available for sale, net of
      reclassification adjustment
      and tax effect                                                                 (1,265)                        (1,265)
                                                                                                                  --------
        Total comprehensive loss                                                                                      (955)
                                                                                                                  --------
Proceeds from issuance of common
    stock (300,000 shares)                     300        3,304                                                      3,604
Cash dividends declared ($.025 per
    share)                                                               (44)                                          (44)
                                           -------      -------      -------       --------         ------        --------
Balance at June 30, 2004                   $ 2,078      $ 9,198      $ 8,092       $ (1,384)        $ (111)        $17,873
                                           =======      =======      =======       ========         ======        ========

          See accompanying notes to consolidated financial statements.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                 (In thousands)

                                                                         For the Six Months Ended June 30,
                                                                                 2004          2003
                                                                              ----------    ----------
Cash flows from operating activities:
   Net income                                                                 $      310    $    1,034
   Adjustments to reconcile net income to net cash provided (used) by operating activities:
     Gain on sales and calls of securities, net                                     (375)         (934)
     Depreciation and amortization                                                   336           323
     Net amortization of securities, including certificate of deposit                494           753
     Equity loss in limited partnership                                               --            19
     Derivative fair value adjustment                                                 15            --
     Core deposit intangible                                                        (535)           --
     Amortization of core deposit intangible                                          18            --
     Net change in other assets and other liabilities                               (393)         (167)
                                                                              ----------    ----------
         Net cash provided (used) by operating activities                           (130)        1,028
                                                                              ----------    ----------
Cash flows from investing activities:
   Activity in available-for-sale securities:
     Purchases                                                                  (103,195)      (76,723)
     Sales                                                                        52,142        65,722
     Maturities, calls and paydowns                                               27,372        34,186
   Activity in held-to-maturity securities:
     Purchases                                                                        --       (16,195)
     Sales                                                                           669            --
     Maturities, calls and paydowns                                                4,062           853
   Purchase of Federal Home Loan Bank stock                                           --        (1,228)
   Purchase of Federal Reserve Bank stock                                             --          (168)
   Loan originations, net of repayments                                           (7,464)      (15,972)
   Additions to premises and equipment, net                                         (592)         (627)
                                                                              ----------    ----------
         Net cash used by investing activities                                   (27,006)      (10,152)
                                                                              ----------    ----------
Cash flows from financing activities:
   Net increase in deposits                                                       46,692        13,650
   Net increase (decrease) in short-term borrowings                               (7,973)      (16,670)
   Proceeds from long-term debt                                                       --        10,000
   Repayment of long-term debt                                                   (11,537)         (649)
   Proceeds from issuance of treasury stock                                           --             3
   Proceeds from issuance of common stock                                          3,604            --
   Cash dividends paid                                                               (44)          (46)
                                                                              ----------    ----------
         Net cash provided by financing activities                                30,742         6,288
                                                                              ----------    ----------
Net increase (decrease) in cash and cash equivalents                               3,606        (2,836)
Cash and cash equivalents at beginning of period                                   9,685        15,163
                                                                              ----------    ----------

Cash and cash equivalents at end of period                                    $   13,291    $   12,327
                                                                              ==========    ==========

Supplemental disclosures:
   Interest paid                                                              $    2,769    $    2,846
   Income taxes paid                                                                  48           446
   Due to broker                                                                  17,475            --

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

(2)   Stockholder's Equity and Earnings per Share

      On June 30, 2004, the Company completed a public offering of its securities. Pursuant to the offering, the Company sold 300,000 shares of common stock, $1.00 par value, at an offering price of $13.00 per share. Proceeds received, net of offering costs of approximately $300,000, amounted to $3.6 million. Proceeds are intended to be used to fund continued bank growth, as well as the possible acquisition of an investment advisory firm.

      Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects additional common shares (common stock equivalents) that would have been outstanding if dilutive potential shares had been issued, as well as any adjustment to income that would result from the assumed issuance. As of June 30, 2004, potential common shares that may be issued by the Company related solely to warrants issued in connection with the Company's subordinated debentures and were determined using the treasury stock method. Assumed conversion of the outstanding warrants would increase the number of shares outstanding, but would not require an adjustment to income as a result of the conversion. For the three months ending June 30, 2004, no common stock equivalents are included in the calculation of earnings per share as the Company is reporting a net loss, the effect of which would be anti-dilutive. For the three months ending June 30, 2003 and six months ending June 30, 2004 and 2003, the Company has no potential common shares outstanding that are considered anti-dilutive.

(3)   Commitments

      At June 30, 2004, the Company had outstanding commitments to originate loans of $10.7 million. Unused lines of credit and open commitments available to customers at June 30, 2004 amounted to $34.3 million, of which $18.1 million related to construction loans, $7.6 million related to home equity lines of credit, $4.3 million related to credit card loans and $4.3 million in other open commitments.

(4)   Subsequent Events

      On March 19, 2004, the Bank executed a lease agreement for a new branch office in Portsmouth, New Hampshire with an opening anticipated for late in the third quarter of 2004. The lease has a term of five years with three five-year options to renew. Rent under the lease is approximately $72,000 per year with increases tied to the Consumer Price Index. The Bank received regulatory approval for the opening of this branch on June 24, 2004.

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

Executive Summary

      As anticipated by the financial markets, the Federal Open Market Committee raised the Federal Funds target rate 25 basis points on both June 30th and August 10th. Three straight months of stronger than expected employment data, although followed by weaker than expected reports in July and August, combined with rising inflation indicators, were the primary basis for the tightening. Although strength in key economic data is evident, several national concerns persist; for example, reduced consumer spending as the 2003 tax and refinancing incentives wane, increasing consumer debt levels, and higher industrial and office vacancy rates. In our local markets, credit quality remains solid, though the volume of new loan originations in 2004 has retreated from the frenzied pace in 2003 with the recent climb in market interest rates and a resultant slowdown in mortgage refinancing activity. New customers and purchase originations continue to be targeted.

      In the second quarter, several community banks were acquired in Massachusetts by large multi-state bank holding companies, continuing the consolidation trend in the industry. Although the increasing presence of these large banking institutions in several of the Bank's markets continues, increasing competitive pricing challenges, the Company has continued to pursue expansion of its banking footprint in several new markets. The Company views the continued absorption of certain community banks as an opportunity to grow the franchise as we continue to cater to the personal banking needs of consumers and businesses.

      Primarily as a result of continued investment in new retail branches, and the consequent increase in legal, marketing, and other expenses, as well as due to staffing infrastructure costs, the Company recorded a net loss for the quarter ended June 30, 2004. A return to positive earnings is anticipated in the third quarter as revenues increase as a result of increased capital capacity, while amounts associated with certain one-time expenses incurred in the first six months of 2004 are not anticipated in the last six months. The Company is optimistic, though can offer no assurance, about its prospects for core deposit and lending growth at both of the new retail branches in Beverly and Cambridge, and eagerly anticipates the successful launch of the Portsmouth, New Hampshire branch late in the third quarter or early in the fourth quarter of this year.

Comparison of Financial Condition at June 30, 2004 versus December 31, 2003

      Total assets were $387.7 million at June 30, 2004, an increase of $47.0 million, or 13.8%, from $340.7 million as of December 31, 2003. All major loan categories increased, as did total investment securities balances.

Loans

      Total net loan balances were $164.0 million as of June 30, 2004, an increase of $7.5 million, or 4.8%, from $156.5 million as of December 31, 2003. The Company's lending activities are focused in northeastern Massachusetts and southern New Hampshire and are diversified by loan types and industries. If and where possible, emphasis has continued to be placed on originating commercial hybrid loans that carry shorter initial fixed-rate periods and shorter principal amortization periods. While loan growth slowed somewhat in the quarter, the Company continues to focus on originating high quality loans and not compromising credit quality to increase the quantity of loan balances. With geographic expansion and the hiring of new commercial lenders, continued growth in high quality loan balances is anticipated in 2004, though not assured.

      Total loans increased primarily due to an increase in construction loans to $22.4 million, an increase of $4.8 million, or 27.3%, from $17.6 million as of December 31, 2003. Construction loan activity remained positive in the second quarter of 2004, due to continued favorable residential construction trends and housing activity, despite competitive lending conditions. The primary focus of construction lending relates predominantly to the financing of single-family houses to experienced builders, with concentration guidelines on extension of credit on unsold homes.

      Commercial real estate loans increased to $56.1 million at June 30, 2004, an increase of $2.7 million, or 5.1%, from $53.4 million as of December 31, 2003. Commercial loans were $20.4 million at June 30, 2004, an increase of $934,000, or 4.8%, from $19.5 million as of December 31, 2003. Despite increased office vacancy rates and steady commercial development, favorable origination activity and credit quality continued during the second quarter in the commercial real estate lending area, as well as small business lending.

      Residential real estate loan balances of $56.7 million as of June 30, 2004 reflected a decrease of only $17 thousand, or .03%, from December 31, 2003. With loan rates gradually increasing throughout the second quarter, after returning in March 2004 to the recent lows of June 2003, residential real estate loan originations and inquiries have slowed. Although new and existing home sales, as well as home prices, have stabilized, particularly in the high-end market, consumers continue to capitalize on desirable financing alternatives as compared to historical standards. New residential mortgage loan originations have, therefore, kept pace with increased prepayment activity and monthly principal amortization. A climb in long-term fixed rate mortgage loan rates in excess of 100 basis points in the second quarter has re-kindled some interest in adjustable rate products.

      The following table presents the composition of the Company's loan portfolio by type of loan at the dates indicated.

                                                     June 30,     December 31,
                                                       2004           2003
                                                    ---------     ------------

Real estate mortgage loans:
    Residential                                     $ 56,666       $ 56,683
    Commercial                                        56,072         53,365
    Construction                                      22,412         17,620
    Equity lines of credit                             7,921          8,429
Commercial loans                                      20,402         19,468
Consumer loans                                         1,871          2,279
                                                    --------       --------
        Total loans                                  165,344        157,844
Net deferred origination costs (fees)                    (58)            (6)
Allowance for loan losses                             (1,318)        (1,334)
                                                    --------       --------
        Loans, net                                  $163,968       $156,504
                                                    ========       ========

Investment Securities

      Total investment securities, which includes certificates of deposit, available-for-sale securities, held-to-maturity securities and Federal Home Loan Bank and Federal Reserve Bank stock were $198.8 million as of June 30, 2004, an increase of $34.2 million, or 20.8%, from $164.6 million as of December 31, 2003. The increase in investment securities in 2004 was due primarily to an increase in retail deposit balances, as well as forward settling securities. The objectives of the investment portfolio are to assist with the achievement of liquidity needs, complement or supplement the interest rate sensitivity of loan and deposit balances, utilize excess capital and/or liquidity, and generate interest income.

      Investment securities purchases of $103.2 million in the first six months of 2004 were partially offset by investment securities sales of $52.1 million and calls and principal pay-downs on investment securities of $27.4 million. Investment securities balances increased $46.7 million in the second quarter due primarily to the investment of $31 million acquired in the branch-wide term deposit promotion and the investment of $10.2 million in acquired deposits from the new Cambridge location. Approximately $18 million of investment securities balances as of June 30, 2004 consist of trades on or before June 30, 2004 that settle in the third quarter. These bonds were acquired as delayed re-investment of investment securities sold in the first quarter and pre-investment of expected monthly investment securities cash flow, which were traded during periods of perceived value in the market. Additional growth in investment securities balances in excess of that supported by the Cambridge deposits and the term deposit promotion was a result of maintaining a lower leverage ratio in anticipation of additional capital at June 30, 2004, lower than anticipated loan balances, and the availability of additional liquidity as a result of the retail deposit growth.

      Whereas investment securities purchases in the first quarter consisted primarily of adjustable-rate bonds indexed to LIBOR and the Prime Rate, investment purchases in the second quarter were generally longer-term in nature. While immediate earnings have been generated on the term deposit funds, adding longer term assets funded by short-term liabilities increases the liability sensitivity on the balance sheet, during a period of consensus expectations for rising interest rates, while also adding more relative price risk to the investment portfolio. Although price risk has been added to the portfolio, the yield on these assets produces a favorable spread currently and an expected continued positive spread through the remainder of 2004 with a rise in short-term funding costs that accompanies a bear flattening interest rate scenario in a recovering economy. At June 30, 2004, the unrealized loss on available for sale securities was $2.4 million as compared to $200,000 as of December 31, 2003. The decline in market value was due to higher interest rates as of June 30, 2004, the recognition of gains on the sale of several investment securities in the first quarter of 2004, and the aforementioned price sensitivity of longer duration assets. Unrealized losses that are considered other than temporary, if any, are charged to earnings. There was no such impairment identified during the six months ended June 30, 2004.

      The following table presents the composition of the Company's available-for-sale and held-to-maturity securities portfolios at the dates indicated

                                               June 30, 2004         December 31, 2003
                                           ---------------------  ----------------------
                                           Amortized     Fair      Amortized     Fair
                                              Cost       Value        Cost       Value
                                            --------    --------    --------    --------
                                                       (Dollars in thousands)
Securities available for sale
U.S. Government agency obligations          $ 57,707    $ 57,287    $ 22,545    $ 22,773
Trust preferred securities                       971         975      14,171      14,094
Mortgage-backed securities                    91,408      89,906      78,038      77,857
Corporate bonds                                5,750       5,554          --          --
Municipal bonds                                  637         617         639         626
                                            --------    --------    --------    --------
     Total debt securities                   156,473     154,339     115,393     115,350
Marketable equity securities                      84         101          84          98
U.S. Government agency preferred stock         1,770       1,544       1,770       1,598
                                            --------    --------    --------    --------
     Total securities available for sale    $158,327    $155,984    $117,247    $117,046
                                            ========    ========    ========    ========

Securities held to maturity
U.S. Government agency obligations          $  3,000    $  2,838    $  3,000    $  2,918
Municipal bonds                               16,183      15,549      16,325      16,071
Mortgage-backed securities                    15,234      14,728      19,892      19,673
                                            --------    --------    --------    --------
     Total securities held to maturity      $ 34,417    $ 33,115    $ 39,217    $ 38,662
                                            ========    ========    ========    ========

Deposits

      Total deposit balances were $244.8 million as of June 30, 2004, an increase of $46.7 million, or 23.6%, from $198.1 million as of December 31, 2003. Total deposit balances increased primarily due to the aforementioned term deposit special promotion and the acquisition of the Cambridge deposits, both of which produced several new customers at each branch and significantly added to our liquidity position to support 2004 growth plans. The Company anticipates, although cannot assure, that a significant portion of these new customers will remain customers for the indefinite future and avail themselves of additional bank products and services. Though largely consisting of premium-rate term deposit funds, deposit balances have increased to $5.2 million as of June 30, 2004 in the Beverly branch in less than two months since its opening, while deposit balances have increased, primarily in premium-rate term deposit accounts, to $16.7 million as of June 30, 2004 in the Cambridge branch, an increase of $6.5 million, or 63.7% since its opening on April 2, 2004.

      Regular savings and money market deposit balances increased to $83.7 million as of June 30, 2004, an increase of $10.2 million, or 13.9% from $73.5 million as of December 31, 2003. Personal and business checking balances increased to $81.4 million as of June 30, 2004, an increase of $9 million, or 12.4%, from $72.4 million as of December 31, 2003. Although a significant portion of the growth in these categories was a result of the acquisition of the Cambridge branch, additional branches have also produced some growth in these critical deposit categories. While management strategies include raising premium-rate term deposit funds to gain initial market share, growth in savings, money market, and checking balances, as well as the establishment of new lending relationships, continues to be targeted. The Company anticipates solid growth, and in fact requires it to achieve its growth targets, in all deposit categories and new markets. Growth cannot be assured, however, particularly during a period whereby consumers may perceive more value in other investment options in an improving economy.

      To following table shows the composition of the Company's deposit balances at the dates indicated.

                                          June 30,        December 31,
                                            2004              2003
                                          --------        ------------

Demand                                    $ 45,017         $ 38,426
NOW                                         36,387           33,936
Regular savings                             33,416           31,120
Money market deposits                       50,288           42,402
Term certificates                           79,642           52,174
                                          --------         --------
                                          $244,750         $198,058
                                          ========         ========

Borrowings

      Total borrowings were $106.2 million as of June 30, 2004, a decrease of $19.5 million, or 15.5%, from $125.7 million as of December 31, 2003. Borrowings consist primarily of short and long-term advances from the Federal Home Loan Bank that are collateralized by certain mortgage loans and government securities and are utilized as either an interest rate risk management tool or as a complement to the volume or mix of retail funding products. Short-term borrowings decreased since December 31, 2003 due primarily to the planned replacement of these funds with acquired and promotional deposit balances. Long-term borrowings decreased since December 31, 2003 due to the maturity of a $6 million advance and scheduled monthly paydowns on amortizing advances.

Due to Broker

      The balance in the due to broker account represents investment securities purchased in the normal course of business that were traded on or before June 30, 2004 and will settle in the third quarter.

Stockholder's Equity

      Total stockholder's equity increased from $15.3 million at December 31, 2003 to $17.9 million as of June 30, 2004 due primarily to the sale of 300,000 shares of common stock at a price of $13.00 per share, raising net proceeds of $3.6 million after offering costs of approximately $300,000. This increase was partially offset by the decrease in accumulated other comprehensive income of $1.3 million associated with the unrealized loss, net of tax, on available-for-sale securities.

 Asset Quality and Allowance for Loan Losses

      The table below summarizes certain key ratios regarding the quality of the Company's loan portfolio:

                                               June 30, 2004   December 31, 2003
                                               -------------   -----------------
                                                     (Dollars in thousands)
Non-accrual loans                                  $   --            $   --
Troubled debt restructurings                           --                --
Loans past due 90 days or more and still
    accruing                                           19                19
Non-accrual loans to total loans                       --                --
Non-performing assets to total assets                  --                --
Allowance for loan losses as a percentage of
    total loans                                      0.80%             0.85%

      For the six months ended June 30, 2004, the Company recorded no provision for loan losses. The Company recorded charge-offs of $19,000 and recoveries of $3,000 for the six months ended June 30, 2004. The allowance for loan losses was $1.3 million at June 30, 2004 and December 31, 2003. Management considers the loan loss allowance to be adequate to provide for potential loan losses, though a charge to earnings via a loan loss provision is anticipated at or before the end of 2004, principally as a result of expected growth in the portfolio.

      Management evaluates the allowance for loan losses on a quarterly basis. While the growth in the loan portfolio was in the higher-risk segments of commercial and construction loans, the Bank has continued to enjoy a very low level of loan charge-offs and non-accrual loans. Management expects to continue to enjoy the current low level of charge-offs and non-accrual loans. Economic or other external factors, deterioration in credit quality, or appropriate changes in the reserve estimation process as a result of changes in assumptions, as well as other possible factors, may cause the loan loss allowance balance to be increased through charges to current earnings by increasing the loan loss provision.

Comparison of Operating Results for the Quarter and Six Months Ended June 30, 2004 and 2003

General

      Operating results are largely determined by the net interest spread on the Company's primary assets (loans and investment securities) and its primary liabilities (consumer deposit balances and Federal Home Loan Bank borrowings). Operating results are also impacted by revenue from non-interest related sources (such as service charges on deposit accounts), the provision for loan losses, and operating expenses. Operating results are significantly impacted by general economic conditions; in particular the general level of interest rates and the resultant impact on asset yields and the cost of funds, as well the ability and willingness of borrowers to fulfill their debt obligations during various economic cycles.

      Net income for the six months ended June 30, 2004 was $310,000 compared with $1,034,000 for the six months ended June 30, 2003, a decrease of $724,000, or 70%. For the six months ended June 30, 2004, net interest income increased $534,000, or 11.1%, non-interest income decreased $394,000, or 18.0%, and operating expenses increased $1,303,000, or 23.6%, as compared to the six months ended June 30, 2003. The decline in net income for the six months ended June 30, 2004 was primarily the result of reduced levels of gains on sales of securities and a significant increase in operating expenses.

      Net loss for the three months ended June 30, 2004 was $42,000 compared with net income of $305,000 for the three months ended June 30, 2003, a decrease of $347,000, or 113.8%. For the three months ended June 30, 2004, net interest income increased $203,000, or 8.5%, non-interest income decreased $123,000, or 13.5%, and operating expenses increased $655,000, or 22.9%, as compared to the three months ended June 30, 2003. The significant increase in operating expenses was related to increases in salaries and employee benefits, occupancy and equipment expenses, professional fees, and advertising costs. Because of the Company's increased capital capacity, as well as continued loan growth, management anticipates, though cannot assure, improved earnings in the third quarter of 2004.

Interest and Dividend Income

      Total interest and dividend income for the six months June 30, 2004 was $8.2 million, which was $486,000, or 6.3%, higher than the six months ended June 30, 2003. This increase was due to the favorable impact on interest and dividend income of higher average interest-earning assets of $320.1 million for the six months ended June 30, 2004, as compared to $289.1 million for the six months ended June 30, 2003. The yield on earning assets of 5.1% for the six months ended June 30, 2004 was 21 basis points lower than for the six months ended June 30, 2003. Average net loans for the six months ended June 30, 2004 increased $16.7 million, or 11.7%, to $159.4 million, while the yield on loans for the six months ended June 30, 2004 was 6.39%; 50 basis points lower than the six months ended June 30, 2003. A lower loan yield was due to lower average treasury yields in early 2004 and competitive conditions, which produced lower rates on new loans and loans re-pricing as well as increased residential refinancing activity into lower fixed rates. A higher concentration of higher-yielding commercial loan balances and construction loan balances in 2004 as compared to 2003 partially mitigated the impact of lower residential loan yields.

      Total interest and dividend income for the quarter-ended June 30, 2004 was $4.1 million, which was $251,000, or 6.6%, higher than the quarter-ended June 30, 2003. This increase was due to the favorable impact on interest and dividend income of higher average interest-earning assets of $324.8 million for the quarter ended June 30, 2004, as compared to $292.2 million for the quarter ended June 30, 2003. This increase was partially offset by the impact of a lower yield on earning assets of 5.0% for the quarter-ended June 30, 2004; 22 basis points lower than the quarter ended June 30, 2003. Average net loans for the quarter ended June 30, 2004 increased $14.6 million, or 9.9%, to $161.6 million, while the yield on loans for the quarter ended June 30, 2004 was 6.37%; 54 basis points lower than the quarter-ended June 30, 2003.

Interest Expense

      Interest expense on interest-bearing deposits for the six months ended June 30, 2004 decreased $102,000, or 7.7%, to $1.2 million as compared to the six months ended June 30, 2003. This decrease was due to a lower cost of deposits of 1.42% for the six months ended June 30, 2004 versus 1.67% for the six months ended June 30, 2003, partially offset by an increase in average deposit balances in 2004 of $13.4 million, or 8.4%, to $172.3 million. The decrease in the cost of deposits was due primarily to a lower deposit cost on savings and NOW account balances which were due primarily to the general level of interest rates, a 19.8% increase, or $5.4 million, in lower cost savings balances, and a lower cost on term deposits, partially offset by a higher yield on money market deposit accounts as the Bank attempts to attract new money in this popular category.

      Interest expense on deposits for the quarter-ended June 30, 2004 increased $45,000, or 6.8%, to $705,000 as compared to the quarter-ended June 30, 2003 due primarily to an increase of $23.9 million, or 14.7%, to $186.1 million in average interest-bearing deposit balances as a result of the aforementioned term deposit promotion in May.

      Interest expense on borrowed funds for the six months ended June 30, 2004 increased $54,000, or 3.6%, to $1.6 million as compared to the six months ended June 30, 2003. The increase was due primarily to an increase of 41 basis points to 2.53% in other borrowings and a higher average balance in Federal Home Loan Bank advances in 2004 of $8.2 million, or 9.8%, partially offset by a lower cost of Federal Home Loan Bank advances of 2.49%, 19 basis points, or 7.1% lower than the six months ended June 30, 2003.

      Interest expense on borrowed funds for the quarter-ended June 30, 2004 increased $3,000, or .4%, to $767,000 as compared to the quarter-ended June 30, 2003.

Net Interest Income

      Net interest income for the six months ended June 30, 2004 increased $534,000, or 11.1%, to $5.4 million as compared to the six months ended June 30, 2003. The increase in net interest income in 2004 was due primarily to higher average earning assets. Average earning assets increased $30.9 million, or 10.7%, to $320.1 million for the six months ended June 30, 2004 as a result of an increase in average loans and average investment securities. The net interest margin increased primarily as a result of higher average balances in loans, which earned higher yields than investment securities, and a lower cost of funds. This was partially offset by a lower yield on loans and higher balances and yields on money market deposit balances. The cost of average deposits decreased 25 basis points, or 14.9%, to 1.42% for the six months ended June 30, 2004. The lower cost of deposits and borrowings was primarily a result of the interest rate environment, particularly the short and intermediate portion of the yield curve, which is typically the primary driver of bank funding costs. Although the Company has increased deposits through premium-rate pricing, the actual rates paid in the current year are still lower than those in the prior year. Despite the reduction in rates paid, average deposit balances increased for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 due primarily to the branch-wide certificate of deposit promotion in

May and the acquisition of the Cambridge branch in April. The net interest margin was also impacted favorably by an increase of $6.4 million, or 19.3%, to $39.5 million in average non-interesting bearing deposit balances for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003.

      Net interest income for the quarter ended June 30, 2004 increased $203,000, or 8.5%, to $2.6 million as compared to the quarter ended June 30, 2003. The increase in net interest income in the second quarter of 2004 was due primarily to higher average earning assets, partially offset by a lower net interest margin of 3.19%, or 8 basis points, as compared to the quarter ended June 30, 2003. Average earning assets increased $32.6 million, or 11.2%, to $324.8 million in the first quarter of 2004 primarily as a result of the increase in average loans.

      Retail deposit marketing efforts primarily focus on generating non-maturity core deposit accounts, particularly in new markets. Due to competitive conditions, market conditions, and other factors, lack of growth in non-maturity accounts may ultimately limit asset growth. Growth sufficient to support loan funding requirements is considered likely, though not assured. The Bank may thus rely upon higher cost certificates of deposit, or wholesale sources, to support funding needs. As previously noted, the Bank recently raised approximately $31 million of premium-rate, nine-month certificate of deposit funds in the second quarter of 2004. The primary objective of raising new funds in new markets is to develop new and expanded long-term deposit and loan banking relationships. In the meantime, however, premium-rate short-term funds have produced an immediate increase in the cost of funds. The Company is, however, planning on market-priced long-term growth in all core deposit categories in all markets it serves for the remainder of 2004.

Average Balances and Yields

      The following table presents a summary of the Company's interest-earning assets and their average yields, and interest-bearing liabilities and their average rates for the six months ended June 30, 2004 and 2003. The average balances are derived from average daily balances.

                                                                       Six Months Ended June 30,
                                                           2004                                            2003
                                         Interest                                         Interest
                                          Income/        Average       Average Rate        Income/      Average       Average Rate
                                          Expense        Balance       Earned/Paid         Expense      Balance       Earned/Paid
                                        --------------------------------------------------------------------------------------------
                                                                        (Dollars in thousands)
Assets
Interest earning assets:
  Federal funds sold and certificate
     of deposit                            $   70        $  2,560           5.47%          $    3      $    607             0.99%
  Investment securities(1):
    Taxable                                 2,608         141,147           3.70%           2,513       135,656             3.70%
    Tax-exempt                                383          16,933           4.52%             238        10,099             4.71%
  Loans, net                                5,098         159,442           6.39%           4,919       142,766             6.89%
                                          -----------------------                        ----------------------
    Total interest-earning assets           8,159         320,082           5.10%           7,673       289,128             5.31%
                                          -------                                        --------
Noninterest-earning assets                                 20,358                                        21,029
                                                        ---------                                     ---------
Total assets                                              340,440                                       310,157
                                                        =========                                     =========

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
  Savings                                      81          32,627           0.50%             103        27,238             0.76%
  NOW                                          36          36,006           0.20%              48        34,433             0.28%
  MMDA                                        419          46,077           1.82%             339        41,118             1.65%
  CD's                                        687          57,586           2.39%             835        56,079             2.98%
                                          -----------------------                        ----------------------
    Total interest-bearing deposits         1,223         172,296           1.42%           1,325       158,868             1.67%
  Other borrowed funds                        133          10,528           2.53%              95         8,961             2.12%
  Federal Home Loan Bank advances           1,153          92,616           2.49%           1,132        84,373             2.68%
  Subordinated debentures                     288           9,000           6.40%             293         9,000             6.51%
                                          -----------------------                        ----------------------
    Total interest-bearing liabilities      2,797         284,440           1.97%           2,845       261,202             2.18%
                                          -------                                        --------
Noninterest-bearing deposits                               39,453                                        33,101
Other noninterest-bearing liabilities                       1,246                                         1,483
                                                        ---------                                     ---------
Total liabilities                                         325,139                                       295,786
Total stockholders' equity                                 15,301                                        14,371
                                                        ---------                                     ---------
Total liabilities and stockholders'
     Equity                                              $340,440                                      $310,157
                                                        =========                                     =========

Net interest income                        $5,362                                          $4,828
                                          =======                                        ========
Interest rate spread                                                        3.13%                                           3.13%
                                                                          =======                                        ========
Net interest margin                                                         3.35%                                           3.34%
                                                                          =======                                        ========

(1)   Excludes investment securities traded and not settled.

      The following table presents a summary of the Company's interest-earning assets and their average yields, and interest-bearing liabilities and their average rates for the three months ended June 30, 2004 and 2003. The average balances are derived from average daily balances.

                                                                  Three Months Ended June 30,
                                                           2004                                            2003
                                         Interest                                       Interest
                                          Income/      Average       Average Rate        Income/      Average       Average Rate
                                          Expense      Balance       Earned/Paid         Expense      Balance       Earned/Paid
                                        --------------------------------------------------------------------------------------------
                                                                        (Dollars in thousands)
Assets
Interest earning assets:
  Federal funds sold and certificate
     of deposit                         $   35       $  2,621            5.34%            $    2      $    812           0.99%
  Investment securities(1):
    Taxable                              1,260        143,650            3.51%             1,131       132,849           3.41%
    Tax-exempt                             191         16,907            4.52%               140        11,591           4.83%
  Loans, net                             2,575        161,572            6.37%             2,537       146,934           6.91%
                                       ----------------------                           ----------------------
    Total interest-earning assets        4,061        324,750            5.00%             3,810       292,186           5.22%
                                       -------                                          --------
Noninterest-earning assets                             21,575                                           21,074
                                                    ---------                                        ---------
Total assets                                          346,325                                          313,260
                                                    =========                                        =========

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
  Savings                                   42         34,027            0.49%                52        27,898           0.75%
  NOW                                       23         37,941            0.24%                23        34,482           0.27%
  MMDA                                     261         49,501            2.11%               166        42,175           1.57%
  CD's                                     379         64,634            2.35%               419        57,687           2.91%
                                       ----------------------                           ----------------------
    Total interest-bearing deposits        705        186,103            1.52%               660       162,242           1.63%
  Other borrowed funds                      79         11,332            2.79%                50         9,296           2.15%
  Federal Home Loan Bank advances          544         82,063            2.65%               568        83,127           2.73%
  Subordinated debentures                  144          9,000            6.40%               146         9,000           6.49%
                                       ----------------------                           ----------------------
    Total interest-bearing
      liabilities                        1,472        288,498            2.04%             1,424       263,665           2.16%
                                       -------                                          --------
Noninterest-bearing deposits                           41,789                                           34,188
Other noninterest-bearing
  liabilities                                           1,068                                              789
                                                    ---------                                        ---------
Total liabilities                                     331,355                                          298,642
Total stockholders' equity                             14,970                                           14,618
                                                    ---------                                        ---------
Total liabilities and
  stockholders' equity                               $346,325                                         $313,260
                                                    =========                                        =========

Net interest income                     $2,589                                            $2,386
                                       =======                                          ========
Interest rate spread                                                     2.96%                                           3.06%
                                                                       =======                                        ========
Net interest margin                                                      3.19%                                           3.27%
                                                                       =======                                        ========

(1) - Excludes investment securities traded and not settled.

Non-interest Income

      Total non-interest income decreased $394,000, or 18.0%, to $1,801,000 for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The decrease was primarily due to a decrease in gains on the sale of securities of $559,000, or 59.9%, to $375,000. The existence or level of gains on the sale of securities cannot be assured or predicted as the amounts derived from such activity are a function of many factors, including, but not limited to, the duration, mix, and other risk attributes of securities owned, the level and slope of the yield curve, product spreads and other market forces that change on a daily basis. Additionally, the ongoing evaluation of the composition of the Bank's loan and deposit balances are critical factors that are considered in the determination of investment security purchases and sales. Service charges on deposit accounts increased $119,000, or 22.4%, to $650,000 for the six months ended June 30, 2004 primarily as a result of growth in fee-based deposit balances, which is due at least partially to geographic growth in the retail network, as well as an updated fee schedule. Management anticipates, but cannot assure, that branch expansion and continued focus on growth in core deposit categories will generate continued growth in service charges fee income on deposit accounts.

      Total non-interest income decreased $123,000, or 13.5%, to $788,000 for the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003. The decrease in the second quarter of 2004 was primarily due to a decrease in gains on the sale of securities of $305,000, or 103.7%. Service charges on deposit accounts increased $79,000, or 27.7%, to $364,000 for the quarter-ended June 30, 2004 primarily as a result of growth in fee-based deposit balances, which is due at least partially to geographic growth in the retail network. Trust fees increased $28,000, or 33.3%, to $112,000 for the quarter ended June 30, 2004 as compared to June 30, 2003 due to higher assets under management and more favorable equity market conditions versus 2003. Non-deposit investment fees increased $25,000, or 55.6%, to $70,000 for the quarter-ended June 30, 2004 due primarily to a higher rate of successful referrals from the retail staff and growth in the branch network. Although management is pleased with the growth in fee income in its major business lines and expects continued growth in all areas through the remainder of 2004, there can be no assurance that such trends continue.

Non-interest Expense

      Total operating expenses increased $1.3 million, or 23.6%, to $6.8 million for the six months ended June 30, 2004. Salaries and employee benefits increased $759,000, or 25.8%, due primarily to an increase in full-time equivalent employees to 124 as of June 30, 2004 from 107 at June 30, 2003, a 2004 executive bonus approved by the Board of Directors in January 2004, and the initial accrual in the second quarter for the supplemental executive retirement agreements of which $91,000 represented prior service costs. An increase in full-time equivalent employees was primarily associated with staffing for new branch locations, new lenders hired for new markets, the addition of an investment executive to lead the search for the acquisition of an investment company, and the growth in the staff infrastructure at the main office to support continued growth and expansion. Professional fees increased $179,000, or 56.7%, to $495,000 for the six months ended June 30, 2004 due primarily to an increase in legal expenses associated with several matters related to growth plans and expansion initiatives. Occupancy and equipment expenses increased $82,000, or 9.4%, to $959,000 for the six months ended June 30, 2004 due primarily to increased rent, maintenance, and other operating expenses associated with the opening of new branches and the renovation of existing sites. Advertising and marketing expenses increased $47,000, or 21.8%, to $263,000 for the six months ended June 30, 2004 due to a new marketing campaign and promotional costs associated with new branches. Data processing expenses increased $67,000, or 28.8%, to $300,000 for the six months ended June 30, 2004 due primarily to investment in new and enhanced technologies to support continued expansion in retail branches, staffing expansion, and growth in customer accounts and activity. Although the Company anticipates a reduced rate of growth in operating expense in the last six months of 2004 in comparison to the first six months of 2004, there can be no assurance that this will occur.

      Total operating expenses increased $655,000, or 22.9%, to $3.5 million for the quarter ended June 30, 2004. Salaries and employee benefits increased $285,000, or 18.6%, due primarily to the aforementioned increase in full-time equivalent employees and the initial accrual for the supplemental executive retirement agreements. Due to branch expansion, occupancy and equipment expenses increased $63,000, or 14%, to $513,000, for the quarter ended June 30, 2004. As a result of several business initiatives, professional fees, primarily legal expenses, increased $68,000, or 48.6%, to $208,000 for the quarter-ended June 30, 2004. Advertising and marketing expenses increase $69,000, or 55.7%, to $193,000 for the quarter-ended June 30, 2004 due primarily to an enhanced marketing campaign and promotional costs at the new Beverly and Cambridge branches that opened for business in the second quarter of 2004.

      The operating efficiency ratio, which represents operating expenses divided by total revenue excluding securities gains, increased to 96.3% for the six months ended June 30, 2004 versus 87.7% for the six months ended June 30, 2003. The ratio was higher for the six months ended June 30, 2004 due primarily to a higher rate of growth in operating expenses than revenue. The increases in net interest income of $534,000, or 11.1%, and non-interest income, excluding securities gains, of $165,000, or 13.1%, were offset by the increase in operating expenses of $1.3 million, or 23.6%.

Income Taxes

      The provision for income taxes decreased $439,000, or 94.6%, to $25,000 for the six months ended June 30, 2004 as a result of lower pre-tax income for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The Company's effective tax rate has declined to 7.5% for the six months ending June 30, 2004 from 31.0% for the six months ended June 30, 2003. The decrease in the effective tax rate from 31.0% for the six months ended June 30, 2003 to 7.5% for the six months ended June 30, 2004 is primarily due to two factors. First, the significant decrease in pre-tax income is primarily related to a decrease in income at the Bank level, as opposed to the subsidiary security corporations which have a lower state tax rate. Second, federal tax-exempt income represents a higher percentage of pre-tax income in 2004 than 2003.

      The level of federal tax-exempt income is also the primary reason that the effective tax benefit rate is 70.4% for the three months ended June 30, 2004, as compared to the effective tax rate of 29.6% for the three months ended June 20, 2003. The federal tax-exempt income effectively increases the loss for tax purposes in 2004.

Asset/Liability Management

      A principal operating objective of the Bank is to produce stable earnings by achieving a favorable interest rate spread that can be sustained during fluctuations in prevailing interest rates. Since the Bank's principal interest-earning assets generally have longer terms to maturity than its primary source of funds, i.e., deposit liabilities, increases in general interest rates will generally result in an increase in the Bank's cost of funds before the yield on its asset portfolio increases. A continual trade-off, which is managed and monitored on an ongoing basis, exists between exposure to interest rate risk and current income. In general, during periods with a normalized yield curve, a wider mismatch between the re-pricing periods of interest rate sensitive assets and liabilities can produce higher current net interest income. The management of interest rate risk considers several factors, including, but not limited to, the nature and extent of actual and anticipated embedded options and other attributes of the balance sheet, the perceived direction of market interest rates, and the risk appetite of management and the Asset/Liability Management Committee ("ALCO"). Members of the ALCO consist of the chief executive officer, the chief financial officer, the senior loan officer, one board member, and others. The Committee discusses the asset/liability mix on the balance sheet and reviews the impact of projected behavioral changes in the components of the balance sheet as a result of changes in interest rates.

      Certain strategies were implemented in the first quarter of 2004 to reduce the current level of interest rate risk on the balance sheet with the prospects for an improving economy and an increase in market interest rates. These strategies currently include, but are not limited to, fixing the cost of certain liability sources, adding interest rate sensitivity to the investment securities portfolio, and shortening the duration of certain newly originated commercial loan products.

      Certain retail strategies were implemented in the second quarter of 2004 to generate deposit growth, particularly in new markets. As a result of significant new deposit funds added at a premium rate from the term deposit special in May, certain investment securities were acquired to generate additional net interest income. To generate the desired amount of incremental income, a significant mismatch between the expected maturity or average life of the investment securities and the final maturity on the nine-month term deposits exists.

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

      On a quarterly basis, an outside advisor performs financial modeling of the balance sheet using certain industry data assumptions. The output from the models, which project the Bank's financial performance over certain periods under certain interest rate environments, are reviewed and analyzed as a basis for targeting certain product structures in the future, as well as commenting on pricing decisions in order to encourage or discourage customer choices.

Liquidity and Capital Resources

      The Bank's primary sources of funds consist of deposits, borrowings, repayment and prepayment of loans and investment securities, sales of securities, maturities and early calls of securities, and funds provided from operations. While scheduled repayments of loans and investment securities are predictable sources of funds, prepayments on loans and investment securities as well as other behavioral variables on certain other balance sheet components are not predictable with certainty. For example, the general level of interest rates, economic conditions, and competition largely influence prepayments on loans and investment securities and the renewal rate on term deposits. The Bank primarily uses its liquidity resources to fund existing and future loan commitments, to fund net deposit outflows, to invest in other interest-earning assets, to maintain liquidity, and to pay operating expenses.

      From time to time, the Bank utilizes advances from the Federal Home Loan Bank of Boston (the "FHLB") primarily in connection with its management of the interest rate sensitivity of its assets and liabilities, complement or supplement the volume of retail funding, as well as to selectively capitalize on leverage opportunities. Total advances outstanding at June 30, 2004 amounted to $83.9 million. The Bank's ability to borrow from the FHLB is dependent upon the amount and type of collateral the Bank has to secure the borrowings. Such collateral consists of, but is not limited to, one-to-four family owner-occupied residential mortgage loans and federal agency obligations. As of June 30, 2004, the Bank's total borrowing capacity through the FHLB was $167.3 million. The Bank has additional capacity to borrow federal funds from other banks and through such instruments as repurchase agreements utilizing federal agency obligations and mortgage-backed securities as collateral, as well as brokered deposits.

      A major portion of the Bank's liquidity consists of cash and cash equivalents, short-term investments, U.S. Government and federal agency obligations, mortgage-backed securities, and other debt securities. The level of these assets is dependent upon the Bank's operating, lending, and financing activities during any given period. At June 30, 2004, the Bank had $15.7 million of outstanding commitments to originate loans and $35.9 million of unused lines of credit. The Bank anticipates that it will have sufficient funds available to meet these commitments. Certificates of deposit, which are scheduled to mature in one year or less, totaled $62.1 million at June 30, 2004. Based upon historical experience, the Bank believes that a significant portion of such deposits will remain with the Bank. On a monthly basis, the Company currently generates an average of approximately $6 million in cash flow from the loan and investment securities portfolios. These funds are primarily used to either re-invest in new loans and investment securities or utilized in conjunction with the management of the level of deposit balances or borrowed funds.

      At June 30, 2004, the Company and the Bank continued to exceed all regulatory capital requirements applicable to them. The table below presents the capital ratios at June 30, 2004, for the Company and the Bank, as well as the minimum regulatory requirements.

                                                                                       Minimum
                                                                                       Capital
                                                              Actual                 Requirements
                                                         Amount      Ratio        Amount      Ratio
                                                        --------------------- ----------------------
Bank:
        Total capital to risk-weighted assets           $24,456     11.81%       $16,566       8.00%
        Tier 1 capital to risk-weighted assets           23,138     11.17%         8,283       4.00%
        Tier 1 capital to average assets                 23,138      6.68%        13,850       4.00%

Company:
        Total capital to risk-weighted assets           $28,984     13.97%       $16,602       8.00%
        Tier 1 capital to risk-weighted assets           24,887     11.99%         8,301       4.00%
        Tier 1 capital to average assets                 24,887      7.18%        13,868       4.00%

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

ITEM 2. Changes in Securities

      On June 30, 2004, the Company completed a public offering of its securities. Pursuant to the offering, the Company sold 300,000 shares of common stock, $1.00 par value, at an offering price of $13.00 per share pursuant to a Registration Statement filed with the SEC by the Company on May 12, 2004 on form SB-2 (as the prospectus contained therein was supplemented on each of June 23 and 30, 2004). The SEC file number assigned to the registration statement is 333-114018. The offering's effective date was May 13, 2004. No underwriters were involved in the offering. The offering commenced on May 14, 2004.

                           Aggregate Price of the          Amount       Aggregate Offering Price of the
Amount Registered        Offering Amount Registered         Sold                  Amount Sold
-----------------        --------------------------         ----                  -----------

  300,000 shares                 $3,900,000            300,000 shares              $3,900,000

      Offering expenses from the Registration Statement totaled approximately $300,000 yielding net offering proceeds of $3.6 million. Subsequent to June 30, 2004, $2.0 million of the net proceeds were invested in the Bank for general operations. The issuance expanded the number of shares issued and outstanding common stock from 1,757,630 to 2,057,630. Shareholders not participating in this offering would, consequentially, have been diluted by the issuance.

ITEM 3. Defaults Upon Senior Securities

      Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

      Not applicable.

ITEM 5. Other Information

      Not applicable.

ITEM 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

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

            Not applicable.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         FIRST IPSWICH BANCORP


Date: August 16, 2004                    By:   /s/ Donald P. Gill
                                               ----------------------
                                               Donald P. Gill
                                               President and Chief
                                               Executive Officer

Date: August 16, 2004                    By:   /s/ Michael J. Wolnik
                                               ----------------------
                                               Michael J. Wolnik
                                               Senior Vice President,
                                               Chief Financial Officer,
                                               and Treasurer