Form 10QSB
period 2004-09-30
FIRST IPSWICH BANCORP /MA
filed 2004-11-15
CIK 885979

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                   FORM 10-QSB

                             -----------------------

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2004

|_| TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from              to
                                       ------------    ------------

                        Commission File Number 333-114018

                             -----------------------

                              First Ipswich Bancorp
        (Exact name of small business issuer as specified in its charter)

                             -----------------------


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

                             -----------------------

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: At October 31, 2004, there were 2,057,630 shares of common stock outstanding, par value $1.00 per share.

      Transitional Small Business Disclosure Format (Check one): YES |_| NO |X|

================================================================================

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES
                                   FORM 10-QSB

                                      Index


                                                                            Page
                                                                            ----

PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets as of September 30, 2004 and
           December 31, 2003                                                   3

           Consolidated Statements of Income for the quarter and nine
           months ended September 30, 2004 and 2003                            4

           Consolidated Statements of Changes in Stockholders' Equity
           for the nine months ended September  30, 2004 and 2003              5

           Consolidated Statements of Cash Flows for the nine months
           ended September 30, 2004 and 2003                                   6

           Notes to Consolidated Financial Statements                          7

Item 2.    Management's Discussion and Analysis                                8

Item 3.    Controls and Procedures                                            21

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                                  22

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds        22

Item 3.    Defaults upon Senior Securities                                    22

Item 4.    Submission of Matters to a Vote of Security Holders                22

Item 5.    Other Information                                                  22

Item 6.    Exhibits                                                           23

           Signatures                                                         24

PART I--FINANCIAL INFORMATION

ITEM 1. Financial Statements

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (unaudited)
                        (In thousands, except share data)

                                                                           September 30,   December 31,
                                                                                2004           2003
                                                                           -------------   ------------
ASSETS
Cash and due from banks                                                      $  13,297      $   9,620
Federal funds sold                                                               1,678             65
                                                                             ---------      ---------

Total cash and cash equivalents                                                 14,975          9,685
                                                                             ---------      ---------

Certificate of deposit                                                           3,190          2,253
Securities available for sale, at fair value                                   153,019        117,046
Securities held to maturity, at amortized cost                                  32,971         39,217
Federal Home Loan Bank stock, at cost                                            5,590          5,590
Federal Reserve Bank stock, at cost                                                489            489
Loans, net of allowance for loan losses of $1,295 and $1,334                   165,604        156,504
Banking premises and equipment, net                                              5,811          5,631
Other assets                                                                     5,220          4,304
                                                                             ---------      ---------

Total assets                                                                 $ 386,869      $ 340,719
                                                                             =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                     $ 257,691      $ 198,058
Short-term borrowings                                                           59,811         62,254
Long-term borrowings                                                            38,667         54,481
Subordinated debentures                                                          9,000          9,000
Due to broker                                                                    1,385             --
Other liabilities                                                                1,272          1,658
                                                                             ---------      ---------

Total liabilities                                                              367,826        325,451
                                                                             ---------      ---------

Stockholders' equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized, none issued          --             --
Common stock, $1.00 par value; 4,000,000 shares authorized,
   2,078,120 and 1,778,120 issued, respectively                                  2,078          1,778
Additional paid-in capital                                                       9,198          5,894
Retained earnings                                                                8,390          7,826
Accumulated other comprehensive loss                                              (512)          (119)
Treasury stock, at cost - 20,490 shares                                           (111)          (111)
                                                                             ---------      ---------

Total stockholders' equity                                                      19,043         15,268
                                                                             ---------      ---------

Total liabilities and stockholders' equity                                   $ 386,869      $ 340,719
                                                                             =========      =========

          See accompanying notes to consolidated financial statements.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (unaudited)
                      (In thousands, except per share data)

                                                  Quarter Ended            Nine Months Ended
                                                   September 30,             September 30,
                                                --------------------      -------------------
                                                  2004        2003          2004       2003
                                                --------    --------      --------   --------
Interest and dividend income:
   Interest and fees on loans                   $  2,647    $  2,561      $  7,745   $  7,480
   Interest on debt securities:
      Taxable                                      1,462       1,102         3,961      3,421
      Tax-exempt                                     187         185           570        423
   Dividends on equity securities                     64          64           174        258
   Other interest                                     37           1           106          4
                                                --------    --------      --------   --------
         Total interest and dividend income        4,397       3,913        12,556     11,586
                                                --------    --------      --------   --------
Interest expense:
   Interest on deposits                              856         573         2,079      1,897
   Interest on borrowed funds                        672         622         1,958      1,850
   Interest on subordinated debentures               152         143           440        435
                                                --------    --------      --------   --------
         Total interest expense
                                                   1,680       1,338         4,477      4,182
                                                --------    --------      --------   --------
Net interest income                                2,717       2,575         8,079      7,404
Provision (credit) for loan losses                    --         (25)           --        (25)
                                                --------    --------      --------   --------
Net interest income, after provision
  for loan losses                                  2,717       2,600         8,079      7,429
Other income:
   Gain on sales and calls of securities, net        403          60           778        994
   Service charges on deposit accounts               363         304         1,013        835
   Credit card fees                                  196         185           508        518
   Trust fees                                        104         100           307        267
   Non-deposit investment fees                       105         119           267        232
   Miscellaneous                                     (38)        275            60        392
                                                --------    --------      --------   --------
         Total other income                        1,133       1,043         2,933      3,238
                                                --------    --------      --------   --------
Operating expenses:
   Salaries and employee benefits                  1,745       1,614         5,440      4,551
   Occupancy and equipment                           542         443         1,501      1,320
   Professional fees                                 250         151           744        467
   Credit card interchange                           139         124           380        357
   Advertising and marketing                         113         132           376        348
   Data processing                                   161         124           459        357
   ATM processing                                    103          74           294        219
   Other general and administrative                  362         297         1,049        866
                                                --------    --------      --------   --------
         Total operating expenses                  3,415       2,959        10,243      8,485
                                                --------    --------      --------   --------
Income before income taxes                           435         684           769      2,182
Provision for income taxes                           110         206           134        670
                                                --------    --------      --------   --------
Net income                                      $    325    $    478      $    635   $  1,512
                                                ========    ========      ========   ========
Weighted average common shares outstanding:
   Basic                                           2,058       1,756         1,859      1,754
                                                --------    --------      --------   --------
   Diluted                                         2,161       1,814         1,962      1,812
                                                --------    --------      --------   --------
Earnings per share:
   Basic                                        $   0.16    $   0.27      $   0.34   $   0.86
                                                ========    ========      ========   ========
   Diluted                                      $   0.15    $   0.26      $   0.32   $   0.83
                                                ========    ========      ========   ========

          See accompanying notes to consolidated financial statements.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                        (In thousands, except share data)

                                                                                      Accumulated
                                                         Additional                      Other
                                                          Paid-in       Retained     Comprehensive
                                        Common Stock      Capital       Earnings     Income (Loss)   Treasury Stock     Total
                                        ------------      -------       --------     -------------   --------------     -----
Balance at December 31, 2002              $ 1, 778      $    5,881    $    5,872     $     613        $    (136)     $   14,008
Comprehensive income:
    Net income                                                             1,512                                          1,512
    Unrealized loss on
      securities available for
      sale, net of reclassification
      adjustment and tax effect                                                           (299)                            (299)
                                                                                                                     ----------
        Total comprehensive income                                                                                        1,213
                                                                                                                     ----------
Treasury stock issued (3,290 shares)                             9                                           18              27
Cash dividends declared ($.0375
    per share)                                                               (68)                                           (68)
                                          --------      ----------    ----------      --------         --------      ----------
Balance at September 30, 2003                1,778           5,890         7,316           314             (118)         15,180
                                          ========      ==========    ==========      ========         ========      ==========

Balance at December 31, 2003                 1,778           5,894         7,826          (119)            (111)         15,268
                                                                                                                     ----------
Comprehensive loss:
    Net income                                                               635                                            635
    Unrealized loss on
      securities available for
      sale, net of reclassification
      adjustment and tax effect                                                           (393)                            (393)
                                                                                                                     ----------
        Total comprehensive loss                                                                                            242
                                                                                                                     ----------
Proceeds from issuance of common
    stock (300,000 shares)                     300           3,304                                                        3,604
Cash dividends declared ($.0375
    per share)                                                               (71)                                           (71)
                                          --------      ----------    ----------      --------         --------      ----------
Balance at September 30, 2004             $  2,078      $    9,198    $    8,390      $   (512)        $   (111)     $   19,043
                                          ========      ==========    ==========      ========         ========      ==========

          See accompanying notes to consolidated financial statements.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                 (In thousands)

                                                                           For the Nine Months
                                                                           Ended September 30,
                                                                            2004         2003
                                                                         ---------    ---------
Cash flows from operating activities:
   Net income                                                            $     635    $   1,512
   Adjustments to reconcile net income to net cash provided
     (used) by operating activities:
     Provision (credit) for loan losses                                         --          (25)
     Gain on sales and calls of securities, net                               (778)        (994)
     Depreciation and amortization of banking premises and equipment           516          488
     Net amortization of securities, including certificate of deposit          684        1,333
     Equity loss in limited partnership                                         --           64
     Derivative fair value adjustment                                          116           --
     Core deposit intangible                                                  (535)          --
     Amortization of core deposit intangible                                    31           --
     Net change in other assets and other liabilities                         (730)        (765)
                                                                         ---------    ---------
         Net cash provided (used) by operating activities                      (61)       1,613
                                                                         ---------    ---------
Cash flows from investing activities:
   Purchase of certificates of deposit                                        (896)          --
   Activity in available-for-sale securities:
     Purchases                                                            (148,059)    (103,674)
     Sales                                                                  76,418       70,280
     Maturities, calls and paydowns                                         36,594       51,610
   Activity in held-to-maturity securities:
     Purchases                                                              (1,476)     (31,112)
     Sales allowed under SFAS No. 115                                        1,116           --
     Maturities, calls and paydowns                                          6,541        1,383
   Purchase of Federal Home Loan Bank stock                                     --       (1,228)
   Purchase of Federal Reserve Bank stock                                       --         (168)
   Loan originations, net of repayments                                     (9,100)     (17,240)
   Additions to premises and equipment, net                                   (696)        (691)
                                                                         ---------    ---------
         Net cash used by investing activities                             (39,558)     (30,840)
                                                                         ---------    ---------
Cash flows from financing activities:
   Net increase in deposits                                                 59,633       11,745
   Net decrease in short-term borrowings                                    (2,443)      (2,197)
   Proceeds from long-term debt                                                 --       16,000
   Repayment of long-term debt                                             (15,814)      (1,902)
   Proceeds from issuance of treasury stock                                     --           27
   Proceeds from issuance of common stock                                    3,604           --
   Cash dividends paid                                                         (71)         (68)
                                                                         ---------    ---------
         Net cash provided by financing activities                          44,909       23,605
                                                                         ---------    ---------
Net increase (decrease) in cash and cash equivalents                         5,290       (5,622)
Cash and cash equivalents at beginning of period                             9,685       15,163
                                                                         ---------    ---------

Cash and cash equivalents at end of period                               $  14,975    $   9,541
                                                                         =========    =========

Supplemental disclosures:
   Interest paid                                                         $   4,379    $   4,208
   Income taxes paid, net                                                      122          645
   Due to broker                                                             1,385           --

           See accompanying notes to consolidated financial statements

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (unaudited)

(1)   Basis of Presentation and Consolidation

      The accompanying unaudited consolidated financial statements include the accounts of First Ipswich Bancorp (the "Company"), its wholly-owned subsidiary The First National Bank of Ipswich (the "Bank"), and the Bank's subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

      These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions for Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the entire year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been omitted. A summary of significant accounting policies followed by the Company is set forth in the Notes to Consolidated Financial Statements in the Company's Annual Report on Form SB-2 for the year ended December 31, 2003.

(2)   Stockholders' Equity and Earnings per Share

      On June 30, 2004, the Company completed a public offering of its common stock. Pursuant to the offering, the Company sold 300,000 shares of common stock, $1.00 par value, at an offering price of $13.00 per share. Proceeds received, net of offering costs of approximately $300,000, amounted to $3.6 million. Proceeds are intended to be used to fund continued bank growth, as well as the possible acquisition of an investment advisory firm.

      Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects additional common shares (common stock equivalents) that would have been outstanding if dilutive potential shares had been issued, as well as any adjustment to income that would result from the assumed issuance. As of September 30, 2004, potential common shares that may be issued by the Company related solely to warrants issued in connection with the Company's subordinated debentures and were determined using the treasury stock method. Assumed conversion of the outstanding warrants would increase the number of shares outstanding, but would not require an adjustment to income as a result of the conversion. For the three months ending September 30, 2004 and 2003 and nine months ending September 30, 2004 and 2003, the Company has no potential common shares outstanding that are considered anti-dilutive.

(3)   Commitments

      At September 30, 2004, the Bank had outstanding commitments to originate loans of $4.5 million. Unused lines of credit and open commitments available to customers at September 30, 2004 amounted to $36.0 million, of which $17.5 million related to construction loans, $9.0 million related to home equity lines of credit, $4.7 million related to credit card loans and $4.8 million related to other open commitments.

(4)   Subsequent Events

      On October 1, 2004, the board of directors of the Company approved the prepayment (without premium) of $3,000,000 of the Company's subordinated debentures issued in 2000, subject to certain conditions. The prepayment was expressly conditioned upon notification that The Federal Reserve Bank of Boston did not pose an objection to the redemption. On October 8, 2004, the Company was notified by The Federal Reserve Bank of Boston that it did not pose an objection. On October 8, 2004, the Company sent letters to all of the holders of the Company's 2000 "trust preferred" capital securities issued in conjunction with the subordinated debentures offering to prepay all of the trust preferred capital securities. All holders were required to notify the Company of their intentions by October 22, 2004. As a result of the offer, $2.0 million of the trust preferred capital securities were subsequently redeemed by the Company resulting in a reduction of subordinated debentures from $9 million to $7 million. In connection with the redemption, expenses related to the original offering will be charged to operating expense.

      On October 12, 2004, the Bank sent a notice of termination of the Bank's lease of premises at 22 Market Square, Portsmouth, New Hampshire, to its then landlord thereunder, LBJ Properties, LLC, because the premises had been determined by the Bank's consultants to be unsuitable for the Bank's purposes. A dispute exists between the Bank and LBJ Properties, LLC over whether the Bank had the right to terminate the lease. Discussions are underway between the Bank and LBJ Properties, LLC in an effort to resolve the dispute.

ITEM 2. Management's Discussion and Analysis

General

      This quarterly report on Form 10-QSB contains and incorporates by reference "forward-looking statements". Words such as "believes", "expects," "may," "will," "should," "contemplates," or "anticipates" may indicate forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those contemplated by such forward-looking statements. These important factors include, without limitation, competitive conditions in the Bank's marketplace generally, the Bank's continued ability to originate quality loans, fluctuation in interest rates including fluctuations which may affect the Bank's interest rate spread and securities portfolio positions, real estate conditions in the Bank's lending areas, changes in the securities or financial markets, changes in loan defaults and charge-off rates, general and local economic conditions, the Bank's continued ability to attract and retain deposits, the Company's ability to control costs, new accounting pronouncements, and changing regulatory requirements. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Executive Summary

      The Federal Open Market Committee increased the Federal Funds target rate 25 basis points to 1.75% on September 21st, the third 25 basis point increase this year. The committee cited underlying growth in productivity, modestly improved labor conditions, and an easing of inflation and inflation expectations in recent months. The committee believes that the upside and downside risks of attaining sustainable growth and price stability for the next few quarters are roughly equal.

      In our local markets, credit quality remains solid, although new loan originations in 2004 have retreated from 2003 levels. New customers and purchase originations continue to be targeted. Commercial loan demand has also moderated in local markets due primarily to competition and reduced business lending activity at this point in the economic cycle. Retail deposit growth has primarily occurred in money market deposit accounts, as consumers appear to be hesitant to commit funds to longer maturity accounts. We continue to target growth in personal and business checking accounts in several markets.

      As anticipated, positive earnings were achieved in the third quarter. The Company is optimistic, though can offer no assurance, of its prospects for growth in core deposit balances and loan balances at both of the new retail branches in Beverly and Cambridge. The launch of the Portsmouth, New Hampshire branch has been delayed and it cannot be determined whether such opening will occur in the fourth quarter. The Company hopes to acquire an investment management company near the end of 2004, although no assurances can be given.

Comparison of Financial Condition at September 30, 2004 versus December 31, 2003

      Total assets were $386.9 million at September 30, 2004, an increase of $46.2 million, or 13.5%, from $340.7 million as of December 31, 2003. The increase was due to an increase in all major loan categories as well as total investment securities balances. These increases were funded by the increase in deposits during the year.

Loans

      Total net loan balances were $165.6 million as of September 30, 2004, an increase of $9.1 million, or 5.8%, from $156.5 million as of December 31, 2003. The Bank's lending activities are focused in northeastern Massachusetts and southern New Hampshire and are diversified by loan types and industries. While loan growth slowed in the quarter, the Bank continues to focus on originating high quality loans and not compromising credit quality to increase the quantity of loan balances. The Bank continues to target expansion of its geographic loan footprint and the hiring of new commercial lenders, although the maintenance of high credit quality and continued growth in loan balances is not assured.

      Total loans increased primarily due to an increase in construction loans to $22.1 million, an increase of $4.5 million, or 25.6%, from $17.6 million as of December 31, 2003. Construction loan activity moderated, though remained positive, in the third quarter of 2004. Housing activity and residential construction trends have slowed since earlier in the year, though overall trends continue to be favorable. The primary focus of construction lending continues to relate to the conservative financing of small residential construction projects for its highly rated commercial customers.

      Commercial real estate loans increased to $57.8 million at September 30, 2004, an increase of $4.4 million, or 8.2%, from $53.4 million as of December 31, 2003. Commercial loans were $19.3 million at September 30, 2004, a decrease of $200,000, or 1.0%, from $19.5 million as of December 31, 2003. The Bank's commercial real estate lending strategy stresses quality loan originations to local businesses, professionals, experienced developers, and investors.

      Residential real estate loan balances of $65.9 million as of September 30, 2004 reflected an increase of $800,000, or 1.2%, from $65.1 million as of December 31, 2003. Continued volatility in market rates for residential loans, combined with an extended period of time at or near historical lows for interest rates, has reduced loan refinance activity in recent months. The rate of increase of home prices, as well as new and existing home sales, has slowed in the third quarter, reducing the volume of loan applications and closings.

      The following table presents the composition of the Bank's loan portfolio by type of loan at the dates indicated.

                                                    September 30,   December 31,
                                                        2004           2003
                                                    -------------   ------------

Real estate mortgage loans:
    Residential                                       $  57,162     $  56,683
    Commercial                                           57,846        53,365
    Construction                                         22,108        17,620
    Equity lines of credit                                8,700         8,429
Commercial loans                                         19,288        19,468
Consumer loans                                            1,843         2,279
                                                      ---------     ---------
        Total loans                                     166,947       157,844
Net deferred origination costs (fees)                       (48)           (6)
Allowance for loan losses                                (1,295)       (1,334)
                                                      ---------     ---------
        Loans, net                                    $ 165,604     $ 156,504
                                                      =========     =========

Asset Quality and Allowance for Loan Losses

      The table below summarizes certain key ratios regarding the quality of the Bank's loan portfolio:

                                                    September 30,   December 31,
                                                        2004           2003
                                                    -------------   ------------
                                                       (Dollars in thousands)
Non-accrual loans                                      $   --        $   --
Troubled debt restructurings                               --            --
Loans past due 90 days or more and still accruing          11            19
Non-accrual loans to total loans                           --            --
Non-performing assets to total assets                      --            --
Allowance for loan losses as a percentage of
    total loans                                          0.78%         0.85%

      For the nine months ended September 30, 2004, the Bank recorded no provision for loan losses. The Bank recorded charge-offs of $43,000 and recoveries of $4,000 for the nine months ended September 30, 2004. The allowance for loan losses was $1.3 million at September 30, 2004 and December 31, 2003. The decrease in the allowance as a percentage of total loans was the result of the net charge-off activity during the period and continued loan growth. Management considers the loan loss allowance to be adequate to provide for potential loan losses, though a charge to earnings via a loan loss provision is anticipated before the end of 2004 as management expects continued loan growth in the fourth quarter of 2004.

      While the Bank has continued to enjoy a very low level of loan charge-offs and non-accrual loans and expects to continue to do so, there can be no assurance that these favorable results will continue in the future. Economic or other external factors, deterioration in credit quality, or appropriate changes in the reserve estimation process as a result of changes in assumptions, as well as other possible factors, may cause the loan loss allowance balance to be increased through charges to current earnings by increasing the loan loss provision.

Investment Securities

      Total investment securities balances were $195.3 million as of September 30, 2004, an increase of $30.7 million, or 18.6%, from $164.6 million as of December 31, 2003. The increase in investment securities balances in 2004 is due primarily to an increase in retail deposit balances. The objectives of the investment portfolio are to assist with the achievement of liquidity needs, complement or supplement the interest rate sensitivity of loan and deposit balances, utilize excess capital and/or liquidity, and generate interest income.

      Investment securities purchases of $149.5 million in the first nine months of 2004 were partially offset by investment securities sales of $77.5 million and calls and principal pay-downs on investment securities of $43.1 million. Investment securities balances increased since December 31, 2003 due primarily to the raising of $31 million in the branch-wide term deposit promotion and $10.2 million in acquired deposits from the new Cambridge location.

      Investment securities purchases and sales in the third quarter were primarily focused on increasing the level of shorter duration securities to mitigate the interest rate risk from current consumer preferences for longer term and/or fixed rate loans and short term non-maturity deposits. The loan portfolio continues to generate primarily intermediate and longer duration assets, while growth in liabilities has centered around premium rate money market deposits and short-term wholesale funding. Loan customers continue to prefer longer term and/or fixed rate loans, while a relatively high percentage of the Company's liabilities, short-term Federal Home Loan Bank advances and non-maturity money market deposit balances, reprice over a short-term horizon. Investment securities activity has been aimed at neutralizing the interest rate risk of this activity. At September 30, 2004, the unrealized loss on available for sale securities was $778,000 as compared to $201,000 as of December 31, 2003. The decline in market value is primarily due to a flattening of the yield curve as of September 30, 2004 and the recognition of gains on the sale of several investment securities in 2004. Unrealized losses that are considered other than temporary, if any, are charged to earnings. There was no such impairment identified during the nine months ended September 30, 2004.

      The following table presents the composition of the Company's available-for-sale and held-to-maturity securities portfolios at the dates indicated

                                               September 30, 2004           December 31, 2003
                                             -----------------------      ----------------------
                                             Amortized        Fair        Amortized       Fair
                                                Cost          Value          Cost         Value
                                             ---------      --------      ---------     --------
                                                            (Dollars in thousands)
Securities available for sale
U.S. Government agency obligations            $ 46,403      $ 46,389      $ 22,545      $ 22,773
Trust preferred securities                         971           975        14,171        14,094
Mortgage-backed securities                      96,176        95,718        78,038        77,857
Corporate bonds                                  5,757         5,710            --            --
Municipal bonds                                    636           614           639           626
                                              --------      --------      --------      --------
     Total debt securities                     149,943       149,406       115,393       115,350
Marketable equity securities                        84            98            84            98
Money market preferred stock                     2,000         2,000            --            --
U.S. Government agency preferred stock           1,770         1,515         1,770         1,598
                                              --------      --------      --------      --------
     Total securities available for sale      $153,797      $153,019      $117,247      $117,046
                                              ========      ========      ========      ========

Securities held to maturity
U.S. Government agency obligations            $  3,000      $  2,932      $  3,000      $  2,918
Municipal bonds                                 16,192        16,119        16,325        16,071
Mortgage-backed securities                      13,779        13,565        19,892        19,673
                                              --------      --------      --------      --------
     Total securities held to maturity        $ 32,971      $ 32,616      $ 39,217      $ 38,662
                                              ========      ========      ========      ========

Deposits

      Total deposit balances were $257.7 million as of September 30, 2004, an increase of $59.6 million, or 30.1%, from $198.1 million as of December 31, 2003. Total deposit balances increased primarily due to a term deposit special promotion, growth in money market deposit balances, and the acquisition of the Cambridge branch deposits in April. The Bank anticipates, although cannot assure, that a significant portion of these new customers will remain customers for the indefinite future and avail themselves of additional bank products and services.

      Regular savings and money market deposit balances increased to $97.5 million as of September 30, 2004, an increase of $23.9 million, or 32.6% from $73.5 million as of December 31, 2003. The Bank continues to experience growth in premium rate money market deposit balances as retail customers opt for non-maturity accounts with competitive short-term yields as the economy shows signs of improvement. This increase is also due to the acquisition of regular savings balances at the Cambridge branch. Personal and business checking balances increased to $84.8 million as of September 30, 2004, an increase of $12.4 million, or 17.2%, from $72.4 million as of December 31, 2003. While management strategies in 2004 included raising premium rate term deposit funds to gain initial market share, growth in market-priced savings, money market, and checking balances, as well as the establishment of new lending relationships, continues to be targeted. The Bank is hopeful that solid growth will occur in all core deposit categories, particularly in new markets. Growth cannot be assured, however, particularly during a period whereby consumers may perceive more value in other investment options. Technological innovation, as well as competitors with more resources, also could limit growth in these categories.

      To following table shows the composition of the Bank's deposit balances at the dates indicated.

                                                 September 30,      December 31,
                                                      2004              2003
                                                 -------------      ------------

Demand                                              $ 45,071          $ 38,426
NOW                                                   39,732            33,936
Regular savings                                       35,598            31,120
Money market deposits                                 61,858            42,402
Term certificates                                     75,432            52,174
                                                    --------          --------
                                                    $257,691          $198,058
                                                    ========          ========

Borrowings

      Total borrowings were $107.5 million as of September 30, 2004, a decrease of $18.3 million, or 15.7%, from $125.7 million as of December 31, 2003. Borrowings include short and long-term advances from the Federal Home Loan Bank that are collateralized by certain mortgage loans and government securities and are utilized as either an interest rate risk management tool, a complement to the volume or mix of retail funding products, or as a source of funding for leverage opportunities. Short-term borrowings decreased since December 31, 2003 due primarily to the planned replacement of these funds with acquired and promotional deposit balances. Long-term borrowings decreased since December 31, 2003 due to the maturity of a $6.0 million advance, $6.0 million of called advances and scheduled monthly paydowns on amortizing advances. Subordinated debentures, a significant portion of which are eligible for inclusion in regulatory Tier 1capital, did not change during the periods reported.

Stockholder's Equity

      Total stockholder's equity increased from $15.3 million at December 31, 2003 to $19.0 million as of September 30, 2004 due primarily to the sale of common stock, raising net proceeds of $3.6 million. This increase was partially offset by the increase in accumulated other comprehensive loss of $393,000 associated with an unrealized loss, net of tax, on available for sale securities.

Comparison of Operating Results for the Nine Months and Quarter Ended September 30, 2004 and 2003

General

      Operating results are largely determined by the net interest spread on the Company's primary assets (loans and investment securities) and its primary liabilities (consumer deposit balances and Federal Home Loan Bank advances). Net operating income is also dependent upon revenue from non-interest related sources (such as service charges on deposit accounts), the provision for loan losses, and the increase or decrease in operating expenses. Revenue has been produced, and can continue to be produced in certain market conditions, although it cannot be consistently relied upon, from gains on the sale of investment securities. Operating results are significantly impacted by general economic conditions; in particular the general level of interest rates and the resultant impact on asset yields and the cost of funds, as well the ability and willingness of borrowers to fulfill their debt obligations during various economic cycles.

      Net income for the nine months ended September 30, 2004 was $635,000 compared with $1.5 million for the nine months ended September 30, 2003, a decrease of $877,000, or 58%. For the nine months ended September 30, 2004, net interest income increased $675,000, or 9.1%, non-interest income decreased $305,000, or 9.4%, and operating expenses increased $1.8 million, or 20.7%, as compared to the nine months ended September 30, 2003.

      Net income for the three months ended September 30, 2004 was $325,000 compared with net income of $478,000 for the three months ended September 30, 2003, a decrease of $153,000, or 32%. For the three months ended September 30, 2004, net interest income increased $142,000, or 5.5%, non-interest income increased $90,000, or 8.6%, and operating expenses increased $456,000, or 15.4%, as compared to the three months ended September 30, 2003.

Interest and Dividend Income

      Total interest and dividend income for the nine months ended September 30, 2004 was $12.6 million, which was $970,000, or 8.4%, higher than the nine months ended September 30, 2003. This increase was due to the favorable impact on interest and dividend income of higher average interest-earning assets of $331.5 million for the nine months ended September 30, 2004, as compared to $292.3 million for the nine months ended September 30, 2003. The favorable impact of higher average interest-bearing assets was partially offset by a lower yield on assets of 5.05% for the nine months ended September 30, 2004, which was 24 basis points lower than for the nine months ended September 30, 2003. Average net loans for the nine months ended September 30, 2004 increased $14.7 million, or 10%, to $161.1 million, while the yield on loans for the nine months ended September 30, 2004 was 6.41%, 40 basis points lower than the nine months ended September 30, 2003. A lower loan yield was due primarily to lower average treasury yields in early 2004, as well as competitive conditions, which produced lower rates on new loans and loans re-pricing and increased residential refinancing activity into lower fixed rates. A higher concentration of higher-yielding commercial loan balances and construction loan balances in 2004 as compared to 2003 partially mitigated the impact of lower residential loan yields.

      Total interest and dividend income for the quarter ended September 30, 2004 was $4.4 million, which was $484,000, or 12.4%, higher than the quarter ended September 30, 2003. This increase was due to the favorable impact on interest and dividend income of higher average interest-earning assets of $354.1 million for the quarter ended September 30, 2004, as compared to $298.5 million for the quarter ended September 30, 2003. The impact of higher average interest-bearing assets was partially offset by the impact of a lower yield on earning assets of 4.97% for the quarter-ended September 30, 2004, 27 basis points lower than the quarter ended September 30, 2003. Average net loans for the quarter ended September 30, 2004 increased $10.8 million, or 7.1%, to $164.3 million, while the yield on loans for the quarter ended September 30, 2004 was 6.44%, 23 basis points lower than the quarter-ended September 30, 2003.

Interest Expense

      Interest expense on interest-bearing deposits for the nine months ended September 30, 2004 increased $182,000, or 9.6%, to $2.1 million as compared to the nine months ended September 30, 2003. This increase was due primarily to an increase in average interest-bearing deposit balances for the nine months ended September 30, 2004 of $24.6 million, or 15.4%, to $184.8 as compared to the nine months ended September 30, 2003, in addition to higher average rates paid on premium money market deposit balances. The increase in average total deposit balances was partially offset by a lower cost of total deposits of 1.50% for the nine months ended September 30, 2004 versus 1.58% for the nine months ended September 30, 2003. The decrease in the cost of deposits was due primarily to a higher average balance on lower cost savings and NOW account balances and a lower average rate paid on term deposits.

      Interest expense on deposits for the quarter ended September 30, 2004 increased $283,000, or 49.4%, to $856,000 as compared to the quarter ended September 30, 2003 due primarily to an increase in average interest-bearing deposits of $46.7 million, or 28.7%, to $209.5 million, combined with an increase in the cost of deposits to 1.63% for the quarter ended September 30, 2004 as compared to 1.41% for the quarter ended September 30, 2003. The increase in the cost of deposits was a result of higher balances and rates paid on money market deposit balances and the premium rate paid on the term deposit promotion in May, which raised $31.0 million. These factors were partially offset by the favorable impact of higher average balances in lower cost regular savings and NOW account balances, primarily a result of the Cambridge branch acquisition.

      Interest expense on borrowed funds for the nine months ended September 30, 2004 increased $113,000, or 4.7%, to $2.4 million as compared to the nine months ended September 30, 2003. The increase was due primarily to an increase of $2.4 million, or 26.3%, to $11.6 million in other borrowed funds and a higher average balance in Federal Home Loan Bank advances in 2004 of $4.2 million, or 5%.

      Interest expense on borrowed funds for the quarter ended September 30, 2004 increased $50,000, or 8%, to $672,000 as compared to the quarter ended September 30, 2003 due primarily to an increase in other borrowed funds of $4.1 million, or 42.5%, to $13.9 million for the quarter ended September 30, 2004. Interest expense on subordinated debentures has increased to $152,000 for the quarter ended September 30, 2004 compared to $143,000 for the quarter ended September 30, 2003. This increase was the result of rising interest rates on $6.0 million of the subordinated debentures which reprice on a quarterly basis.

Net Interest Income

      Net interest income for the nine months ended September 30, 2004 increased $675,000, or 9.1%, to $8.1 million as compared to the nine months ended September 30, 2003. The increase in net interest income in 2004 was due primarily to higher average earning assets. Average earning assets increased $39.2 million, or 13.4%, to $331.5 million for the nine months ended September 30, 2004 as a result of an increase in average loans and average investment securities. The net interest margin decreased primarily as a result of lower yields on average loans and a lower loans-to-average assets ratio, partially offset by higher average loan balances, a lower cost of interest-bearing liabilities, and higher average balances in low interest bearing deposits. A lower loan-to-average assets ratio was due to a higher rate of increase in average investment securities balances as compared to the increase in average loan balances. The cost of average interest-bearing liabilities decreased 9 basis points, or 4.3%, to 2.03% for the nine months ended September 30, 2004. Despite the reduction in rates paid, average deposit balances increased for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

      Net interest income for the quarter ended September 30, 2004 increased $142,000, or 5.5%, to $2.7 million as compared to the quarter ended September 30, 2003. The increase in net interest income in the third quarter of 2004 was due primarily to higher average earning assets, partially offset by a lower net interest margin of 3.07%, or 38 basis points, versus the quarter ended September 30, 2003. Average earning assets increased $55.6 million, or 18.6%, to $354.1 million in the first quarter of 2004 primarily as a result of the increase in average loans. A narrower net interest margin was due primarily to shorter duration and lower yielding investment securities balances in 2004 and higher short-term funding costs on both retail money market deposit balances and wholesale Federal Home Loan bank advances. These factors were partially offset by the favorable benefit of higher average non-interest bearing deposit balances.

      Retail deposit marketing efforts primarily focus on generating non-maturity core deposit accounts, particularly in new markets. Due to competitive conditions, market conditions, and other factors, growth in non-maturity accounts may not be in accordance with expectations, which ultimately limits asset growth. Growth sufficient to support loan funding requirements is considered likely, though not assured. The Bank may thus rely upon higher cost certificates of deposit, or wholesale sources, to support funding needs. The Bank raised approximately $31 million of premium rate nine-month certificate of deposit funds in the second quarter of 2004. The primary objective of raising new funds in new markets, though not assured of being achieved, is to develop new and expanded long-term deposit and loan banking relationships. In the meantime, however, premium rate short-term funds have produced an immediate increase in the marginal cost of funds. An increase in market interest rates, continued competition from several local and national financial institutions, and increased reliance on higher cost funding sources could also cause a narrower net interest margin in the future. The Company is, however, hopeful that it can fund its asset growth with market-priced core deposit categories in all markets it serves.

Average Balances and Yields

      The following table presents a summary of the Company's interest-earning assets and their average yields, and interest-bearing liabilities and their average rates for the nine months ended September 30, 2004 and 2003. The average balances are derived from average daily balances.

                                                                 Nine Months Ended September 30,
                                                         2004                                      2003
                                         Interest                                  Interest
                                         Income/     Average    Average Rate       Income/     Average    Average Rate
                                         Expense     Balance    Earned/Paid        Expense     Balance     Earned/Paid
                                         -----------------------------------------------------------------------------
                                                                   (Dollars in thousands)
Assets
Interest earning assets:
  Federal funds sold and
    certificates of deposit             $   106     $  2,740         5.16%        $     4      $    595        0.90%
  Investment securities(1):
    Taxable                               4,135      150,793         3.66%          3,679       133,137        3.68%
    Tax-exempt                              570       16,896         4.50%            423        12,161        4.64%
  Loans, net                              7,745      161,088         6.41%          7,480       146,387        6.81%
                                        --------------------                      ---------------------
        Total interest-earning assets    12,556      331,517         5.05%         11,586       292,280        5.29%
                                        -------                                   -------
Noninterest-earning assets                            21,365                                     21,116
                                                    --------                                   --------
Total assets                                         352,882                                    313,396
                                                    ========                                   ========

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
  Savings                                   123       33,070         0.50%            139        28,006        0.66%
  NOW                                        70       37,140         0.25%             65        34,664        0.25%
  MMDA                                      718       50,075         1.91%            482        41,640        1.54%
  CD's                                    1,168       64,514         2.41%          1,211        55,879        2.89%
                                        --------------------                      ---------------------
    Total interest-bearing deposits       2,079      184,799         1.50%          1,897       160,189        1.58%
  Federal Home Loan Bank advances         1,734       88,601         2.61%          1,703        84,380        2.69%
  Subordinated debentures                   440        9,000         6.52%            435         9,000        6.44%
  Other borrowed funds                      224       11,649         2.56%            147         9,221        2.13%
                                        --------------------                      ---------------------
    Total interest-bearing
      liabilities                         4,477      294,049         2.03%          4,182       262,790        2.12%
                                        -------                                   -------
Noninterest-bearing deposits                          41,180                                     34,692
Other noninterest-bearing liabilities                  1,301                                      1,761
                                                    --------                                   --------
Total liabilities                                    336,530                                    299,243
Total stockholders' equity                            16,352                                     14,153
                                                    --------                                   --------
Total liabilities and
  stockholders' Equity                              $352,882                                   $313,396
                                                    ========                                   ========

Net interest income                     $ 8,079                                   $ 7,404
                                        =======                                   =======
Interest rate spread                                                 3.02%                                     3.16%
                                                                   =======                                   =======
Net interest margin                                                  3.25%                                     3.38%
                                                                   =======                                   =======

(1)   - Excludes investment securities traded and not settled.

      The following table presents a summary of the Company's interest-earning assets and their average yields, and interest-bearing liabilities and their average rates for the three months ended September 30, 2004 and 2003. The average balances are derived from average daily balances.

                                                           Three Months Ended September 30,
                                                    2004                                      2003
                                    Interest                                  Interest
                                     Income/     Average    Average Rate       Income/     Average    Average Rate
                                     Expense     Balance    Earned/Paid        Expense     Balance    Earned/Paid
                                   ---------------------------------------------------------------------------------
                                                                (Dollars in thousands)
Assets
Interest earning assets:
  Federal funds sold and
    certificate of deposit           $   37     $  3,095         4.78%          $    1     $    574         0.70%
  Investment securities(1):
    Taxable                           1,526      169,874         3.59%           1,166      128,186         3.64%
    Tax-exempt                          187       16,823         4.45%             185       16,215         4.56%
  Loans, net                          2,647      164,344         6.44%           2,561      153,512         6.67%
                                     --------------------                       -------------------
    Total interest-earning assets     4,397      354,136         4.97%           3,913      298,487         5.24%
                                     ------                                     ------
Noninterest-earning assets                        23,167                                     20,921
                                                --------                                   --------
Total assets                                     377,303                                    319,408
                                                ========                                   ========

Liabilities and Stockholders'
Equity:
Interest-bearing liabilities:
  Savings                                43       33,945         0.51%              36       29,517         0.49%
  NOW                                    34   39,384             0.35%              17       35,118         0.19%
  MMDA                                  299       57,986         2.06%             144       42,667         1.35%
  CD's                                  480       78,220         2.45%             376       55,486         2.71%
                                     -------------------                        -------------------
    Total interest-bearing deposits     856      209,535         1.63%             573      162,788         1.41%
  Federal Home Loan Bank advances       581       80,659         2.88%             570       84,394         2.70%
  Subordinated debentures               152        9,000         6.76%             143        9,000         6.36%
  Other borrowed funds                   91       13,868         2.62%              52        9,733         2.14%
                                     -------------------                        -------------------
    Total interest-bearing
      liabilities                     1,680      313,062         2.15%           1,338      265,915         2.01%
                                     ------                                     ------
Noninterest-bearing deposits                      44,697                                     37,637
Other noninterest-bearing
  liabilities                                      1,114                                      1,703
                                                --------                                   --------
Total liabilities                                358,873                                    305,255
Total stockholders' equity                        18,430                                     14,153
                                                --------                                   --------
Total liabilities and
  stockholders' equity                          $377,303                                   $319,408
                                                ========                                   ========

Net interest income                  $2,717                                     $2,575
                                     ======                                     ======
Interest rate spread                                             2.82%                                      3.23%
                                                              ========                                    =======
Net interest margin                                              3.07%                                      3.45%
                                                              ========                                    =======

(1) - Excludes investment securities traded and not settled.

Non-interest Income

      Total non-interest income decreased $305,000, or 9.4%, to $2.9 million for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The decrease was primarily due to a decrease in gains on the sale of securities of $216,000, or 21.7%, to $778,000 and a decrease of $332,000, or 84.7%, in miscellaneous income. Miscellaneous income decreased due primarily to the recognition of $248,000 of income in the third quarter of 2003 that had been previously deferred on non-performing loans in prior years and year-to-date mark-to-market write-downs on equity-indexed securities of $116,000 in 2004. Service charges on deposit accounts increased $178,000, or 21.3%, to $1.0 million for the nine months ended September 30, 2004 primarily as a result of growth in fee-based deposit balances, which is due at least partially to geographic growth in the retail network, as well as an updated fee schedule. Trust fee income increased $40,000, or 15%, to $307,000 for the nine months ended September 30, 2004 due to a modest improvement in equity market returns. Non-deposit investment fee income increased $35,000, or 15.1%, to $267,000 for the nine months ended September 30, 2004. Management anticipates, but cannot assure, that branch expansion and continued focus on growth in core deposit categories will generate continued growth in fee income from customer service charges and other retail fees categories.

      Total non-interest income increased $90,000, or 8.6%, to $1.1 million for the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003. The increase in the third quarter of 2004 was primarily due to an increase in gains on the sale of securities of $343,000, or 571.7%, to $403,000, partially offset by a decrease in miscellaneous income of $313,000. The decrease in miscellaneous income for the quarter ended September 30, 2004 was due to the recognition of $248,000 of income during the quarter ended September 30, 2003 that had been previously deferred on non-performing loans in prior years and mark-to-market write-downs on equity-indexed securities amounting to $103,000 during the quarter ended September 30, 2004. Service charges on deposit accounts increased $59,000, or 19.4%, to $363,000 for the quarter-ended September 30, 2004 primarily as a result of growth in fee-based deposit balances, which is due at least partially to geographic growth in the retail network. Management continues to target growth in fee income in all of the Company's major business lines, although there can be no assurance that such a result is achieved.

      Non-interest Expense

      Total operating expenses increased $1.8 million, or 20.7%, to $10.2 million for the nine months ended September 30, 2004. Salaries and employee benefits increased $889,000, or 19.5%, due primarily to an increase in full-time equivalent employees to 119 as of September 30, 2004 from 106 at September 30, 2003, an executive bonus approved by the Board of Directors in January 2004, and accruals related to supplemental employee retirement agreements executed in April 2004. An increase in full-time equivalent employees was primarily associated with staffing for new branch locations, hiring lenders in new markets, adding an investment executive to lead the search for the acquisition of an investment company, and growing the staff infrastructure at the main office to support continued growth and expansion. Professional fees increased $277,000, or 59.3%, to $744,000 for the nine months ended September 30, 2004 due primarily to an increase in legal expenses associated with several matters related to growth plans and expansion initiatives. Occupancy and equipment expenses increased $181,000, or 13.7%, to $1.5 million for the nine months ended September 30, 2004 due primarily to increased rent, maintenance, and other operating expenses associated with the opening of new branches and the renovation and maintenance of existing sites. Data processing expenses increased $102,000, or 28.6%, to $459,000 for the nine months ended September 30, 2004 due primarily to investment in new and enhanced technologies to support continued expansion in retail branches, staffing expansion, and growth in customer accounts and activity.

      Total operating expenses increased $456,000, or 15.4%, to $3.4 million for the quarter ended September 30, 2004. Salaries and employee benefits increased $131,000, or 8.1%, due primarily to the aforementioned increase in full-time equivalent employees. Due to branch expansion, occupancy and equipment expenses increased $99,000, or 22.4%, to $542,000, for the quarter ended September 30, 2004. As a result of several business initiatives, professional fees, primarily legal expenses, increased $99,000, or 65.6%, to $250,000 for the quarter-ended September 30, 2004. Data processing expenses increased $37,000, or 29.8%, to $161,000 for the quarter-ended September 30, 2004 due primarily to expenses associated with the new Beverly and Cambridge branches.

      The operating efficiency ratio, which represents operating expenses divided by net interest income and other income excluding securities gains, increased to 100.1% for the nine months ended September 30, 2004 versus 88.0% for the nine months ended September 30, 2003. The ratio was higher for the nine months ended September 30, 2004 due primarily to a higher rate of growth in operating expenses than revenue. The increases in net interest income and non-interest income, excluding securities gains, were offset by the increase in operating expenses.

Income Taxes

      The provision for income taxes decreased $536,000, or 80%, to $134,000 for the nine months ended September 30, 2004 as a result of lower pre-tax income for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The Company's effective tax rate has declined to 17.4% for the nine months ending September 30, 2004 from 30.7% for the nine months ended September 30, 2003. The decrease in the effective tax rate is primarily due to two factors. First, the significant decrease in pre-tax income is primarily related to a decrease in income at the Bank level, as opposed to the subsidiary security corporations which have a lower state tax rate. Second, federal tax-exempt income represents a higher percentage of pre-tax income in 2004 than 2003.

      For the three months ending September 30, 2004 the effective tax rate was 25.3% compared to 30.1% for the three months ending September 30, 2003. The decrease in the effective tax rate is due to the decrease in income at the Bank level, as opposed to the subsidiary security corporations which have a lower state tax rate.

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

      Certain retail strategies were implemented in the second quarter of 2004 to generate deposit growth, particularly in new markets. As a result of significant new deposit funds added at a premium rate from the term deposit special in May, certain investment securities were acquired to generate additional net interest income. To generate the desired amount of incremental income, a significant mismatch between the expected maturity or average life of the investment securities and the final maturity on the nine-month term deposits exists. As a result, a substantial portion of the asset sensitivity added in the first quarter of 2004 was eliminated by the liability sensitivity added as a result of the investment of the proceeds from the term deposit promotion.

      On an ongoing basis, management analyzes the pros and cons of positioning with a narrower or wider interest rate mismatch and whether an asset sensitive or liability sensitive balance sheet is targeted and to what degree. This analysis considers, but is not limited to, originating adjustable and fixed rate mortgage loans, managing the cost and structure of deposits, analyzing actual and projected asset cash flow, considering the trade-offs of short versus long-term borrowings, and reviewing the pros and cons of certain investment security sectors. The Company primarily relies upon the investment securities portfolio to balance the interest rate risks produced by retail loan and deposit activity.

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

Liquidity and Capital Resources

      The Bank's primary sources of funds consist of deposits, borrowings, repayment and prepayment of loans and investment securities, sales of securities, maturities and early calls of securities, and funds provided from operations. While scheduled repayments of loans and investment securities are predictable sources of funds, prepayments on loans and investment securities as well as other behavioral variables on certain other balance sheet component are not predictable with certainty. For example, the general level of interest rates, economic conditions, and competition largely influence prepayments on loans and investment securities and the renewal rate on term deposits. The Bank primarily uses its liquidity resources to fund existing and future loan commitments, to fund net deposit outflows, to invest in other interest-earning assets, to maintain liquidity, and to pay operating expenses.

      From time to time, the Bank utilizes advances from the Federal Home Loan Bank of Boston (the "FHLB") primarily in connection with its management of the interest rate sensitivity of its assets and liabilities, to complement or supplement the volume of retail funding, as well as to selectively capitalize on leverage opportunities. Total advances outstanding at September 30, 2004 amounted to $86.2 million. The Bank's ability to borrow from the FHLB is dependent upon the amount and type of collateral the Bank has to secure the borrowings. Such collateral consists of, but is not limited to, one-to-four family owner-occupied residential mortgage loans and federal agency obligations. As of September 30, 2004, the Bank's total borrowing capacity through the FHLB was $163.8 million. The Bank has additional capacity to borrow federal funds from other banks and through such instruments as repurchase agreements utilizing federal agency obligations and mortgage-backed securities as collateral, as well as brokered deposits.

      A major portion of the Bank's liquidity consists of cash and cash equivalents, short-term investments, U.S. Government and federal agency obligations, mortgage-backed securities, and other debt securities. The level of these assets is dependent upon the Bank's operating, lending, and financing activities during any given period. At September 30, 2004, the Bank had $4.5 million of outstanding commitments to originate loans and $36.0 million of unused lines of credit. The Bank anticipates that it will have sufficient funds available to meet these commitments. Certificates of deposit, which are scheduled to mature in one year or less, totaled $59.5 million at September 30, 2004. Based upon historical experience, management believes that a significant portion of such deposits will remain with the Bank. On a monthly basis, the Company currently generates an average of approximately $6 million in cash flow from the loan and investment securities portfolios. These funds are primarily used to either re-invest in new loans and investment securities or utilized in conjunction with the management of the level of deposit balances or borrowed funds.

      At September 30, 2004, the Company and the Bank continued to exceed all regulatory capital requirements applicable to them. The table below presents the capital ratios at September 30, 2004, for the Company and the Bank, as well as the minimum regulatory requirements.

                                                                                          Minimum
                                                                                          Capital
                                                                 Actual                 Requirements
 Bank:                                                      Amount      Ratio        Amount      Ratio
                                                         ------------------------ -------------------------
           Total capital to risk-weighted assets            $26,746     12.95%       $16,566       8.00%
           Tier 1 capital to risk-weighted assets            25,451     12.32%         8,283       4.00%
           Tier 1 capital to average assets                  25,451      6.75%        13,850       4.00%

 Company:
           Total capital to risk-weighted assets            $29,100     14.04%       $16,602       8.00%
           Tier 1 capital to risk-weighted assets            25,270     12.20%         8,301       4.00%
           Tier 1 capital to average assets                  25,270      6.69%        13,868       4.00%

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

PART II -- OTHER INFORMATION

ITEM 1. Legal Proceedings

      Except as described below, the Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business that, in the aggregate, involved amounts believed by management to be immaterial to the financial condition and operations of the Company.

      By letter dated July 26, 2004, the Massachusetts Department of Environmental Protection notified the Bank of audit findings and non-compliance concerning the parking lot behind the Bank's main office, which has been found to contain certain contaminants. Investigations done to date observe that contamination characteristic of coal tar and oil are located on the property. That notice stated that the Bank has not met the requirements of "Downgradient Property Status" for which the Bank had applied in 1996. The notice directed the Bank to submit a revised application or to take other action as may be required under the Massachusetts Contingency Plan. The Bank has been granted an extension of time until November 23, 2004 to respond to the notice and it intends to respond within that time.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

      On June 30, 2004, the Company completed a public offering of 300,000 shares of its common stock at $13.00 per share yielding net offering proceeds of $3.6 million. Of this amount $2.0 million of the net proceeds have been invested in the Bank for general operations and the remainder was used to paydown the aforementioned subordinated debentures. The registration statement relating to the offering became effective May 13, 2004. The SEC file number assigned to the registration statement is 333-114018.

ITEM 3. Defaults Upon Senior Securities

      Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

      Not applicable.

ITEM 5. Other Information

      On September 30, 2004, the Company sent letters to all of the holders of warrants to acquire, in the aggregate, 162,000 shares of the Company's common stock at $5.555 per share, which warrants were acquired in the Company's private offering of "trust preferred" securities concluded in December of 2000. These letters notified the warrant holders of the Company's intent to redeem all of these outstanding warrants on December 29, 2004 as permitted under the agreement governing the warrants. The redemption price for each such warrant is $0.001. Until December 29, 2004, each warrant holder has the right to exercise such holder's right to acquire the stock at the $5.555 strike price. The full exercise of these warrants would result in gross proceeds of $900,000 to the Company's capital.

ITEM 6. Exhibits

(a)   Exhibits

 20.1   Letter to Holders of Warrants regarding the redemption of warrants.


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

      (b) Reports on Form 8-K

      On July 29, 2004, the Company filed a report on Form 8-K under Item 5 "Other Events" reporting that a press release was issued regarding the completion of its recent registered offering of its common stock and filing an exhibit under Item 7 "Financial Statements and Exhibits" thereby, the press release dated July 29, 2004.

      On August 20, 2004, the Company filed a report on Form 8-K under Item 5 "Other Events" and Item 12 "Results of Operations and Financial Conditions".
Item 5 reported that a press release was issued announcing that quotations have begun of its common stock on the NASD OTC Bulletin Board. Item 12 reported that a letter was sent to shareholders announcing the Company's financial results for the second quarter ended June 30, 2004. Exhibits were filed under Item 7 "Financial Statements and Exhibits" with the press release and Letter to Shareholders.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  FIRST IPSWICH BANCORP


Date: November 15, 2004           By:   /s/ Donald P. Gill
                                        -------------------------
                                        Donald P. Gill
                                        President and Chief Executive Officer

Date: November 15, 2004           By:    /s/ Michael J. Wolnik
                                        -------------------------
                                        Michael J. Wolnik
                                        Senior Vice President, Chief Financial
                                        Officer, and Treasurer