Form 10KSB
period 2004-12-31
FIRST IPSWICH BANCORP /MA
filed 2005-03-30
CIK 885979

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                   For the fiscal year ended  December 31, 2004
                                             -------------------

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______________ to __________________

                        Commission file number 333-114018

                              FIRST IPSWICH BANCORP
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

        MASSACHUSETTS                                           04-2955061
-------------------------------                              ----------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

  31 Market Street, Ipswich, Massachusetts                         01938
--------------------------------------------                     ----------
  (Address of principal executive offices)                       (Zip Code)

Issuer's telephone number              (978)        356    -    3700
                                     ---------    --------    --------

Securities registered under Section 12(b) of the Exchange Act:         None.

Securities registered under Section 12(g) of the Exchange Act:         None.

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The issuer's revenues for the fiscal year ended December 31, 2004 were $20,326,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer, computed by reference to the price at which the common equity was last sold as of March 7, 2005 was $12,104,000. The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the issuer that such person is an affiliate of the issuer pursuant to Rule 12b-2 of the Exchange Act. As of March 2, 2005, the issuer had 2,219,630 shares of common stock, par value $1.00 per share, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

There are no documents to be incorporated by reference to this Annual Report on Form 10-KSB.

   Transitional Small Business Disclosure Format (Check One): Yes |_|; No |X|

                                TABLE OF CONTENTS

                                     PART I

Item 1   Description of Business

Item 2   Description of Property

Item 3   Legal Proceedings

Item 4   Submission of Matters to a Vote of Security Holders

                                PART II

Item 5   Market for Common Equity and Related Stock Matters

Item 6   Management's Discussion and Analysis

Item 7   Financial Statements

Item 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 8A  Controls and Procedures

Item 8B  Other Information

                               PART III

Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10  Executive Compensation

Item 11 Security Ownership and Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12  Certain Relationships and Related Transactions

Item 13  Exhibits and Reports on Form 8-K

Item 14  Principal Accountant Fees and Services

Signatures

Supplemental Information

                                     PART I

Item 1. Description of Business.

FIRST IPSWICH BANCORP

      First Ipswich Bancorp ("Bancorp") was organized in 1985 as a Massachusetts chartered bank holding company. Bancorp is headquartered in Ipswich, Massachusetts. As a bank holding company, Bancorp is subject to regulation by the Federal Reserve Board ("FRB"). Through Bancorp's wholly-owned subsidiary, The First National Bank of Ipswich (the "Bank"), Bancorp provides community banking services to its principal market areas of northeastern Massachusetts and southeastern New Hampshire.

THE FIRST NATIONAL BANK OF IPSWICH

      The Bank was founded in 1892. The Bank is a national banking association chartered under the National Bank Act. Its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"), and it is subject to regulation by the Office of the Comptroller of the Currency ("OCC") and the FDIC. The Bank offers a full range of retail banking services to individuals, businesses, and nonprofit organizations through twelve (12) banking offices located in northeastern Massachusetts and southeastern New Hampshire. Such services include a wide range of retail checking and savings accounts, loans, safe deposit facilities, and automated teller machines at selected branch locations.

      The Bank also provides lending, depository and related financial services to commercial, industrial, financial, and governmental customers. These services include short- and long-term loans and revolving credit arrangements, letters of credit, inventory and accounts receivable financing, real estate construction lending, and mortgage loans.

      The Bank offers customers modern banking services without forsaking community values such as prompt, personal service and friendliness. The Bank offers many personalized services and attracts customers by being responsive and sensitive to their individualized needs. The Bank believes its approach to business builds goodwill among its customers, shareholders, and the communities it serves that, in turn, results in referrals from shareholders and satisfied customers. The Bank also relies on traditional marketing to attract new customers. To enhance a positive image in the community, the Bank supports and participates in local events and the Bank's officers and directors serve on boards of local civic and charitable organizations.

      Through its acquisition on December 31, 2004 of The de Burlo Group, Inc. ("The de Burlo Group") an investment advisory firm, the Bank intends to diversify its product line and revenue streams.

      The Bank's trust department offers a wide range of trust services to individuals, corporations, municipalities and charitable organizations. The Bank acts as trustee of personal, corporate, and other trusts, provides investment advisory and custody services, acts as executor, administrator and trustee of estates, and may act as transfer agent for Bancorp. The market value of assets under administration in the Bank's trust department was $62.4 million at December 31, 2004.

      As of December 31, 2004, the Bank employed 114 full-time and 25 part-time employees. None of these employees is covered by a collective bargaining agreement and we believe that our employee relations are good.

      The Bank's operations are based upon our belief that a need exists in our marketplace for a locally-based provider of financial services. The Bank is focused on serving the financial needs of individuals, including high net-worth individuals, small to medium-sized businesses, and professional practices. The Bank believes that its marketplace welcomes an institution which strives to provide timely and personalized services and direct access to decision makers. The Bank believes that this opportunity has been amplified by the significant amount of bank consolidation in its marketplace. Further, economic growth has created a growing number of consumers and businesses in need of high quality banking and other financial services delivered with personalized attention.

      During the past five years, the Bank has opened or acquired branches in the following locations:

      o     Londonderry, New Hampshire            o     Salem, New Hampshire

      o     Manchester, New Hampshire             o     Cambridge, Massachusetts

      o     Newington, New Hampshire              o     Beverly, Massachusetts

      The Bank offers the commercial, consumer, and mortgage-lending products typically offered by community banks. The Bank believes that it has distinguished itself from competitors through prompt service and customized lending products. The Bank's lending activities are oriented to the small-to-medium sized businesses, high net worth individuals and professional practices located in its market area, as well as to consumer and retail customers living and working in the Bank's market area. The Bank concentrates on customer relationships in building its customer deposit base and competes aggressively in the area of transaction accounts.

      The Bank is highly involved in the communities it serves through participation in and sponsorship of civic and charitable activities. The Bank believes this demonstrates its commitment to serving the communities in which it does business, enhances its image in the community, develops brand awareness, creates customer loyalty and assists in the development of our business. The Bank's business strategy for the future is to capitalize on the opportunities in its area, which arise as a result of economic growth and consolidation, as well as through the contacts of its directors, officers and other associates of the Bank.

      The Bank believes that it is able to compete favorably with competitors because it provides responsive personalized services through management's knowledge and awareness of the Bank's service area, customers and businesses. The Bank believes that its approach to building its franchise, its focus on service and its commitment to the community, when coupled with the application of sound banking principles, will create value for shareholders.

LENDING ACTIVITIES

      The Bank provides its customers with a full range of financing options for short- to medium-term commercial, mortgage, construction and consumer loans, both secured and unsecured. A significant portion of the loan portfolio consists of commercial and residential mortgage loans in Ipswich and surrounding communities.

LOAN COMPOSITION. The following table sets forth at the dates indicated the Bank's loan portfolio composition by type of loan:

                                                                      At December 31,
                           --------------------------------------------------------------------------------------------------------
                                 2004                   2003                 2002                 2001                 2000
                                 ----                   ----                 ----                 ----                 ----
                                     Percent                Percent              Percent              Percent              Percent
                                     of Total               of Total             of Total             of Total             of Total
                           Amount     Loans       Amount     Loans     Amount     Loans     Amount     Loans     Amount     Loans
                           ------     -----       ------     -----     ------     -----     ------     -----     ------     -----
(Dollars in thousands)
Commercial real estate     $ 60,616    35.60%    $ 53,415    33.84%   $ 47,442    34.43%   $ 37,105    31.14%   $25,705    25.89%
Residential real estate      55,749    32.74       56,683    35.91      54,985    39.90      48,841    41.00     44,972    45.30
Construction                 23,016    13.52       17,570    11.13      11,243     8.16       7,833     6.58     10,389    10.47
Commercial                   19,627    11.53       19,468    12.33      14,667    10.64      15,206    12.76     10,258    10.33
Home equity                   9,465     5.56        8,429     5.34       7,081     5.14       7,021     5.89      5,192     5.23
Consumer                      1,792     1.05        2,279     1.44       2,377     1.73       3,122     2.63      2,752     2.78
                           --------   ------     --------   ------    --------   ------    --------   ------    -------   ------
  Total loans               170,265   100.00%     157,844   100.00%    137,795   100.00%    119,128   100.00%    99,268   100.00%
Net deferred origination
  costs (fees)                  (42)                   (6)                  41                   37                 (34)
Allowance for loan losses    (1,340)               (1,334)              (1,384)              (1,376)             (1,181)
                           --------              --------             --------             --------             -------
Loans, net                 $168,883              $156,504             $136,452             $117,789             $98,053
                           ========              ========             ========             ========             =======

The following table sets forth the maturity ranges of certain components of the Bank's loan portfolio at December 31, 2004:

                              Within 1 year       Over 1 year to 5 years      After 5 years          Total
                              -------------       ----------------------      -------------          -----
(in thousands)
Construction                        $8,720               $7,533                    $6,763           $23,016
Commercial                           8,557                6,673                     4,397            19,627

The following table sets forth certain loans with fixed and variable rates having contractual maturities greater than one year at December 31, 2004:

                                   Fixed Rate       Variable Rate         Total
                                   ----------       -------------         -----
(in thousands)
Construction                        $    172             $14,124         $14,296
Commercial                             9,509               1,561          11,070

      COMMERCIAL LOANS. The Bank has made and anticipates continuing to make commercial loans. Commercial loans include both secured and unsecured loans for working capital, expansion, and other business purposes. Short-term working capital loans generally are secured by accounts receivable, inventory and/or equipment. The Bank also makes term commercial loans secured by equipment, real estate and marketable securities. Lending decisions are based on an evaluation of the financial strength, cash flow, management and credit history of the borrower, and the quality of the collateral securing the loan. With few exceptions, the Bank requires personal guarantees and secondary sources of repayment. Historically, commercial loans provide greater yields and reprice more frequently than other types of loans, such as real estate loans. More frequent repricing means that yields on the Bank's commercial loans adjust with changes in interest rates. Commercial loans are generally deemed to entail significantly greater risk than residential real estate. The repayment of commercial loans typically is dependent on the successful operations and income stream of the borrower or entity. These risks can be significantly affected by economic conditions, as well as the borrower's skill and ability in running their business. In addition, commercial lending generally requires substantially greater oversight efforts compared to residential real estate lending.

      REAL ESTATE LOANS. Real estate loans are made for purchasing, constructing and refinancing one-to-four family and commercial properties. The Bank offers various fixed and adjustable rate options. Commercial real estate lending involves loans secured principally by commercial buildings for office, storage and warehouse space. The Bank generally requires the personal guaranty of borrowers and a demonstrated cash flow capability sufficient to service the debt. Loans secured by commercial real estate may be in greater amount and involve a greater degree of risk than one-to-four family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties. Real estate loans are subject to risks associated with the economic conditions in the Bank's market area, to a potential rise in interest rates and to potential dramatic decreases in real estate values. In addition, the repayment of commercial and residential real estate loans are typically dependent on the financial resources of the borrowers. The primary focus of construction lending continues to relate to the conservative financing of small residential construction projects for highly rated commercial customers.

      CONSUMER. Consumer loans are loans to individuals and consist primarily of credit card loans and miscellaneous other consumer loans, unsecured loans and automobile loans. Consumer loans are subject to risks associated with unsecured loans and with loans secured by rapidly depreciating assets, such as automobiles. In the case of secured loans, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. Further, consumer loan collections are dependent on the borrower's continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

      HOME EQUITY LINES OF CREDIT. Home equity lines of credit are loans issued to consumers as first or second liens on one-to-four family residential properties. These loans may be used for a variety of purposes, including for home improvement and other personal needs. The Bank believes that home equity lending lends itself better to creating a fuller and longer term banking relationship with the consumer and providing cross marketing opportunities. These loans may entail similar risks as those associated with consumer and installment loans, including the dependence on the borrower's continuing financial stability. Further, the risk to the Bank is greater than that inherent in the single family residential real estate portfolio when the security for home equity lines of credit is not the first lien on the property and therefore ultimate collection of amounts due may be dependent on whether any value remains after collection by a holder with a higher priority that may or may not be different than the Bank. Finally, the application of various laws, including Federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered in the event of default.

      LOAN APPROVALS. The Bank's loan policies and procedures establish the basic guidelines governing its lending operations. Generally, the guidelines address the type of loans we seek, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations and compliance with laws and regulations. All loans or credit lines are subject to approval procedures and amount limitations. These limitations apply to the borrower's total outstanding indebtedness to the Bank, including the indebtedness of any guarantor and/or regulatory limitations. The policies are reviewed and approved at least annually by the board of directors of the Bank. The Bank supplements its own supervision of the loan underwriting and approval process with periodic loan reviews by independent, outside professionals experienced in loan review work.

NONPERFORMING ASSETS

      The following table sets forth information about the Bank's non-accrual loans, restructured loans, other real estate owned, and total nonperforming assets.

                                                                         At December 31,
                                                 -------------------------------------------------------------------
(dollars in thousands)                            2004         2003           2002           2001           2000
                                                  ----         ----           ----           ----           ----
Non-accrual loans                                $   --       $   --         $   --          $ 109          $ 816
Other real estate owned                              --           --             --             --             --
Troubled debt restructurings                         --           --             --            308             --
Loans past due 90 days or more and still
   accruing                                          16           19              5             11             25
Non-accrual loans to total loans                    0.00%        0.00%         0.00%           0.09%          0.82%
Non-performing assets to total assets               0.00%        0.00%         0.00%           0.05%          0.46%
Allowance for loan losses as a
   percentage of non-performing loans               n/a          n/a            n/a        1,262.39%        144.73%

      The Bank's consolidated financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, unless a loan is placed on non-accrual status. Loans are placed on non-accrual status when there are serious doubts about the collectibility of principal or interest. In general, a loan is placed on non-accrual status when the loan becomes past due 90 days. Loans are also placed on non-accrual status in cases where there is uncertainty as to whether the borrower can satisfy the contractual terms of the loan agreement. Amounts received on non-accrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower's weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur. Potential problem loans are loans which are currently performing and are not included in non-accrual or restructured loans above, but about which the Bank has serious doubts as to the borrower's ability to comply with present repayment terms. These loans are likely to be included later in non-accrual, past due or restructured loans, so they are considered by management in assessing the adequacy of the allowance for loan losses. At December 31, 2004, no loans had been identified as potential problem loans which caused management to have serious doubts regarding the ability of such borrowers to comply with the present loan repayment terms.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

      The allowance for loan losses is based on estimates, and ultimate losses may vary from the current estimates. The adequacy of the allowance is evaluated regularly by management. As adjustments become necessary, they are reported in operations for the period in which they become known. Losses are charged against the allowance when management believes that collection is doubtful. Key elements of the estimates, including those used in independent appraisals, are dependent upon the economic conditions prevailing at the time of the estimates. The inherent uncertainties in the assumptions relative to real estate project sales, prices or rental rates and the ability of various borrowers to continue to perform under their current contractual lending arrangements may result in results which differ from those projected by management.

      The allowance consists of specific, general and unallocated loss components. The specific loss component relates to loans that are classified as doubtful, substandard or special mention. Classified loans relate to individually identified borrowers and relationships that exhibit potential repayment deficiencies. These loans are identified through the ongoing loan review process that takes into account various factors such as borrower payment history, financial status and collateral shortfalls. In reviewing these loans, management determines, on a case-by-case basis, the need for specific reserves. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. In determining the general component, the portfolio is segmented by various loan types that contain similar attributes. These individual types are evaluated for historical loss experience. The resultant historical loss percentage is then adjusted for various qualitative factors. Qualitative factors reviewed include the following:

      o     Levels and trends in delinquencies and impaired loans
      o     Levels and trends in charge-offs
      o     Trends in volume and terms of loans
      o Effects of changes in underwriting standards, policy exceptions, and lending policy
      o     Experience of lending management staff
      o     Economic trends
      o     Industry conditions
      o     Effects of changes in credit conditions

      An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specified and general losses in the portfolio. The ongoing level of the allowance for loan losses, loan underwriting standards and identification of classified loans are periodically reviewed by independent, outside professionals experienced in loan review work.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES BY CATEGORY

                                                                                At December 31,
                                         ------------------------------------------------------------------------------------------
                                              2004               2003              2002               2001               2000
                                              ----               ----              ----               ----               ----
                                                 % Total            % Total           % Total            % Total            % Total
                                         Amount   Loans     Amount   Loans    Amount   Loans     Amount   Loans     Amount   Loans
                                         ------   -----     ------   -----    ------   -----     ------   -----     ------   -----
(dollars in thousands)
Balance applicable to:
    Commercial real estate loans         $  512   35.60%    $  470   33.84%   $  431   34.43%    $  526   31.14%    $  397   25.89%
    Residential real estate loans (1)       209   38.30        206   41.25       131   45.04        331   46.89        295   50.53
    Construction loans                      160   13.52        132   11.13        82    8.16         80    6.58        128   10.47
    Commercial loans                        188   11.53        183   12.33       144   10.64        169   12.76        117   10.33
    Consumer loans                          174    1.05        170    1.44       159    1.73        108    2.63        100    2.78
    Unallocated                              97      --        173      --       437      --        162      --        144      --
                                         ------  ------     ------  ------    ------  ------     ------  ------     ------  ------
  Total allowance for loan losses        $1,340  100.00%    $1,334  100.00%   $1,384  100.00%    $1,376  100.00%    $1,181  100.00%
                                         ======  ======     ======  ======    ======  ======     ======  ======     ======  ======

(1)   Includes home equity lines of credit.

      The following table presents, for the years indicated, information regarding changes in the allowance for loan losses:

                                                            Years Ended December 31,
                                              ---------------------------------------------------
(in thousands)                                  2004       2003       2002       2001       2000
                                                ----       ----       ----       ----       ----
Balance at the beginning of the year          $ 1,334    $ 1,384    $ 1,376    $ 1,181    $ 1,191
Charge-offs:
  Commercial real estate                           --         --         --        (24)        --
  Consumer                                        (44)       (53)       (84)       (52)       (52)
  Commercial                                       --         --        (20)        --         --
                                              -------    -------    -------    -------    -------
Total charge-offs                                 (44)       (53)      (104)       (76)       (52)
                                              -------    -------    -------    -------    -------

Recoveries:
  Commercial real estate                           --         --         --         30         --
  Commercial                                       --         26         26         --         --
  Consumer                                          5         32         36          6          8
                                              -------    -------    -------    -------    -------
Total recoveries                                    5         58         62         36          8
                                              -------    -------    -------    -------    -------

Net (charge-offs) recoveries                      (39)         5        (42)       (40)       (44)
Provision (credit) for loan losses                 45        (55)        50        235         34
                                              -------    -------    -------    -------    -------
Balance at the end of the year                $ 1,340    $ 1,334    $ 1,384    $ 1,376    $ 1,181
                                              =======    =======    =======    =======    =======
Ratio of net charge-offs to average
   loans outstanding                             0.02%      0.00%      0.03%      0.04%      0.05%
Allowance for loan losses as a percent
   of total loans at the end of the year         0.79%      0.85%      1.00%      1.16%      1.19%

INVESTMENT ACTIVITIES

      Bancorp's portfolio of investment securities consists primarily of U.S. Government agency bonds and mortgage-backed securities. During 2004, the Bank began investing in money market preferred stock as a means for adding short-term assets for anticipated loan funding requirements that provide greater returns than more traditional short-term securities such as federal funds and U.S. Treasury notes.

      Debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and recorded at amortized cost. All other securities are classified as "available for sale" and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss).

      Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

      The following table summarizes, at the dates indicated, the amortized cost and fair market value of securities.

                                                                  At December 31,
                                    ---------------------------------------------------------------------------
                                             2004                      2003                      2002
                                             ----                      ----                      ----
                                    Amortized                Amortized                  Amortized
                                      Cost     Fair Value       Cost      Fair Value       Cost      Fair Value
                                      ----     ----------       ----      ----------       ----      ----------
(in thousands)
Securities available for sale:
------------------------------
U.S. Government agency
    obligations                     $ 46,054     $ 45,889     $ 22,545     $ 22,773     $    500     $    513
Corporate bonds                        1,786        1,746           --           --        2,520        2,584
Trust preferred securities               970          974       14,171       14,094       10,755       10,758
Mortgage-backed and asset-
    backed securities                 86,997       86,554       78,038       77,857      104,220      105,235
Municipal bonds                          635          610          639          626           --           --
                                    --------     --------     --------     --------     --------     --------
   Total debt securities             136,442      135,773      115,393      115,350      117,995      119,090
                                    --------     --------     --------     --------     --------     --------
Money market preferred
    stock                             15,200       15,200           --           --           --           --
Marketable equity securities              84          104           84           98          298          309
Agency preferred stock                 2,956        2,910        1,770        1,598        9,860        9,791
                                    --------     --------     --------     --------     --------     --------
   Total equity securities            18,240       18,214        1,854        1,696       10,158       10,100
                                    --------     --------     --------     --------     --------     --------
   Total securities available
       for sale                     $154,682     $153,987     $117,247     $117,046     $128,153     $129,190
                                    ========     ========     ========     ========     ========     ========

Securities held to maturity:
----------------------------
U.S. Government agency
    Obligations                     $  3,000     $  2,928     $  3,000     $  2,918     $     --     $     --
Municipal bonds                       16,200       16,098       16,325       16,071        6,382        6,355
Mortgage-backed securities            12,709       12,525       19,892       19,673        3,667        4,082
                                    --------     --------     --------     --------     --------     --------
    Total securities held to
       Maturity                     $ 31,909     $ 31,551     $ 39,217     $ 38,662     $ 10,049     $ 10,437
                                    ========     ========     ========     ========     ========     ========

The following table summarizes debt securities by contractual maturity date, with weighted average yields, at December 31, 2004. Yields on tax-exempt obligations were not computed on a tax equivalent basis.

                               ---------------------------------------------------------------------------------------
                                                                              More than Five
                                                      More than One Year           Years
                                 One Year or Less        To Five Years         To Ten Years      More than Ten Years
                               ---------------------------------------------------------------------------------------
                                          Weighted               Weighted             Weighted              Weighted
                                 Book      Average     Book      Average      Book     Average     Book     Average
                                 Value      Yield      Value      Yield      Value      Yield     Value      Yield
                               ---------------------------------------------------------------------------------------
(in thousands)
Securities available for sale:
U.S. Government agency
   Obligations                   $ 996    3.01%      $42,556      2.86%     $ 2,501       4.59%    $    --        --%
Corporate bonds                                           --        --        1,787       4.35
Trust preferred securities          --      --            --        --           --         --         970       5.06
Mortgage and asset-backed
   securities                       --      --         4,379      3.77       13,123       3.45      69,495       4.10
Municipal bonds                     --      --            --        --           --         --         635       4.56
                                 -----               -------                -------                -------
    Total securities available
       for sale                  $ 996               $46,935                $17,411                $71,100
                                 =====               =======                =======                =======

Securities held to maturity:
U.S. Government agency
    obligations                  $  --      --%      $    --        --%     $ 3,000       3.50%    $    --         --%
Municipal bonds                     --      --           318      5.12        1,558       3.96      14,324       4.53
Mortgage-backed securities          --      --           954      6.94           --         --      11,755       3.50
                                 -----               -------                -------                -------
    Total securities held to
       maturity                  $  --               $ 1,272                $ 4,558                $26,079
                                 =====               =======                =======                =======

The following table summarizes securities by issuer (excluding securities issued by U.S. Government agencies), at December 31, 2004, which represent investments greater than 10% of stockholders' equity:

                                                  Amortized Cost   Fair Value
                                                  --------------   ----------
(in thousands)
Issuer
------
Abn Amro Holding, N.V.                                $2,000         $2,000
Bank of America                                        5,164          5,157
General Electric                                       2,200          2,200
HSBC USA                                               2,500          2,500
John Hancock Financial Services                        2,000          2,000
Society General                                        2,000          2,000
Pitney Bowes Holdings                                  2,000          2,000
Restructured Asset Backed Securities Trust             3,115          3,115
Structured Asset Security Group                        2,975          3,018
Washington Mutual                                      2,145          2,133

BORROWINGS

      The following table presents information regarding short-term borrowed funds.

                                                                       At or for the years ended December 31,
                                                                    -------------------------------------------
          (in thousands)                                               2004              2003             2002
                                                                       ----              ----             ----
Securities sold under agreements to repurchase:
  Average balance outstanding                                       $  11,565          $  9,220        $  8,633
  Maximum amount outstanding at any month-end
      during the year                                                  14,473            10,542           8,808
  Balance outstanding at the end of the year                           11,977            10,542           8,611
  Weighted average interest rate during the year                         2.48%             2.06%           2.36%
  Weighted average interest rate at the end of the year                  2.54%             2.06%           2.06%

Federal Home Loan Bank short-term advances:
  Average balance outstanding                                       $  42,264         $  42,628         $ 7,048
  Maximum amount outstanding at any month-end
      during the year                                                  54,393            51,422          38,082
  Balance outstanding at the end of the year                           54,393            51,422          38,082
  Weighted average interest rate during the year                         1.47%             1.21%           1.59%
  Weighted average interest rate at the end of the year                  2.35%             1.13%           1.43%

      Securities sold under agreements to repurchase are funds borrowed from customers on an overnight basis that are secured by U.S. Government agency obligations. The amount of securities collateralizing the agreements to repurchase remains in securities and the obligation to repurchase securities sold is reflected as a liability in the consolidated balance sheets.

      Federal Home Loan Bank of Boston ("FHLBB") advances are utilized as a complement to the Bank's deposit balances to manage interest rate risk, supplement liquidity, and/or leverage the balance sheet. The Bank also has an available line of credit with the FHLBB at an interest rate that adjusts daily. Borrowings under the line are limited to 2% of the Bank's total assets. There were no advances outstanding under the line of credit at December 31, 2004 and 2003. All borrowings from the FHLBB are secured by a blanket lien on qualified collateral, defined principally as 75% of the carrying value of first mortgage loans on owner-occupied residential property.

DEPOSIT ACTIVITIES

      The Bank offers a variety of deposit programs to individuals and to small-to-medium size businesses, professional practices and other organizations. The Bank's range of deposit services includes non-interest bearing checking accounts, interest bearing checking and savings accounts, money market accounts and certificates of deposit. These accounts earn interest at rates established by management based on competitive market factors. Management reviews deposit pricing at least weekly and adjusts rates based on its relative desire to increase or decrease certain types or maturities of deposits at a particular time based on its interest rate risk profile and funding needs or excesses.

      The following table sets forth the average balances and weighted average rates paid for each deposit category for the years indicated:

                                                             Years Ended December 31,
                                   ---------------------------------------------------------------------------
                                            2004                      2003                       2002
                                            ----                      ----                       ----
                                               Weighted                   Weighted                   Weighted
                                    Average    Average         Average    Average        Average     Average
                                    Balance    Rate Paid       Balance    Rate Paid      Balance     Rate Paid
                                    -------    ---------       -------    ---------      -------     ---------
(dollars in thousands)
Non-interest bearing accounts      $  41,668       0.00%      $ 35,225       0.00%      $ 31,034         0.00%
Savings accounts                      33,606       0.50         28,793       0.62         24,813         1.04
NOW accounts                          37,383       0.25         34,765       0.23         33,057         0.33
Money market deposit accounts         54,197       1.92         41,184       1.53         31,984         2.45
Certificates of deposit               67,061       2.43         55,073       2.80         62,285         3.68
                                    --------                  --------                  --------
   Total                            $233,915                  $195,040                  $183,173
                                    ========                  ========                  ========

The following table indicates the amount of the Bank's certificates of deposit with balances of $100,000 and over by time remaining until maturity as of December 31, 2004.

                                                                  Amount
                                                                  ------
      Maturity period                                     (dollars in thousands)
      ---------------
      Three months or less                                        $17,382
      Over three months through six months                            862
      Over six months through twelve months                         1,501
      Over twelve months                                            5,467
                                                                  -------
         Total                                                    $25,212
                                                                  =======

BANKING TECHNOLOGY

      The Bank offers Internet banking and bill payment services to its customers. The Bank also offers telephone banking through its call center service program to retain and expand its customer base. The Bank has ATM facilities at each of its banking offices. The Bank has stand-alone ATM facilities throughout its market area. The Bank's ATM cards are linked to systems allowing the Bank's customers to withdraw funds from any ATM machine honoring those systems.

MARKET AREA

      The Bank's primary market area consists of the Massachusetts communities of Ipswich, Rowley, Essex, Newburyport, Gloucester, Cambridge, and Beverly, and other communities adjacent to and in close proximity to these communities. The Bank's secondary market area consists of the New Hampshire communities of Londonderry, Manchester, Newington and Salem, and other communities adjacent to and in close proximity to these communities, as well as other surrounding communities located in the north shore area of Massachusetts and southeastern New Hampshire.

      The banking business in the Bank's primary market area is highly competitive. The Bank competes actively with other banks, as well as with other financial organizations engaged in the business of accepting deposits, making loans, offering investment services and providing trust services. Competitors include commercial banks, savings banks, savings and loan associations, mortgage banking companies, finance companies, trade unions, brokerage firms, insurance companies, money market funds, and mutual funds.

COMPETITION

      The Bank operates in a highly competitive environment competing for deposits and loans with commercial banks, thrifts and other financial organizations, many of which have greater financial resources than the Bank. Many large financial institutions compete for business in the Bank's service area. In addition, in November 1999, the Gramm-Leach-Bliley Financial Modernization Act of 1999 was passed into law. The Act permits insurance companies and securities firms, among others, to acquire financial institutions and has increased competition within the financial services industry. Certain of the Bank's competitors have significantly higher lending limits than the Bank and provide services to their customers that the Bank does not offer.

      The Bank's primary market area competition consists primarily of other small and mid-size community banks, be it in the form of co-operative banks, commercial banks, or savings banks. Each of these community financial organizations in each of the Bank's markets generally offers similar products at similar rates. The increasing presence of aggressive regional and national banking companies has increased the competitive landscape. The Bank's share of deposits in Essex County, Massachusetts as of June 30, 2004, was 1.49%, and in each of Rockingham and Hillsborough counties of New Hampshire and Middlesex County, Massachusetts was less than 1.0%.

      The Bank believes that it is able to compete favorably with its competitors because the Bank provides responsive personalized services through management's knowledge and awareness of the Bank's market area, customers and businesses.

IMPACT OF INFLATION AND CHANGING PRICES

      A commercial bank has an asset and liability composition that is distinctly different from that of a company with substantial investments in plant and inventory because the major portion of its assets and liabilities are monetary in nature. As a result, a bank's performance may be significantly influenced by changes in interest rates. Although the banking industry is more affected by changes in interest rates than by inflation in the prices of goods and services, inflation may influence interest rates. However, the frequency and magnitude of interest rate fluctuations do not necessarily coincide with changes in the general inflation rate. Inflation does affect operating expenses in that personnel expenses and the cost of supplies and outside services tend to increase more during periods of high inflation.

AVERAGE BALANCE AND AVERAGE RATES EARNED AND PAID

      The following table sets forth, for the years indicated, information with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant yields or costs, net interest income, interest rate spread, net interest margin and ratio of average interest-earning assets to average interest-bearing liabilities.

                                                                  Years Ended December 31,
                               ----------------------------------------------------------------------------------------------------
                                             2004                              2003                             2002
                                             ----                              ----                             ----
                                Average               Average     Average               Average     Average              Average
                                Balance   Interest  Yield/Cost    Balance   Interest  Yield/Cost    Balance   Interest  Yield/Cost
                                -------   --------  ----------    -------   --------  ----------    -------   --------  ----------
(dollars in thousands)
ASSETS
Interest-earning assets:
  Short-term investments       $    279   $     4        1.43%   $    475   $     4        0.84%   $  2,031    $    32     1.58%
  Certificates of deposit         2,662       149        5.60         417        27        6.47          --         --       --
  Investment securities:
     Taxable                    152,678     5,586        3.66     135,587     5,130        3.78      97,230      5,112     5.26
     Tax-exempt                  16,879       757        4.48      13,422       615        4.58       1,384         68     4.91
  Loans, net                    162,405    10,429        6.42     148,450     9,976        6.72     129,042      9,509     7.37
                               --------   -------                --------   -------                --------     ------
  Total interest-earning
      assets                    334,903    16,925        5.05     298,351    15,752        5.28     229,687     14,721     6.41
                                          -------                           -------                             ------
Non-interest-earning
   assets                        24,932                            20,843                            20,867
                               --------                          --------                          --------
TOTAL ASSETS                   $359,835                          $319,194                          $250,554
                               ========                          ========                          ========

LIABILITIES AND
STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
   Savings accounts            $ 33,606   $   169        0.50%   $ 28,793      $178        0.62%   $ 24,813    $   259     1.04%
   NOW accounts                  37,383        94        0.25      34,765        81        0.23      33,057        108     0.33
   Money market
      deposit accounts           54,197     1,043        1.92      41,184       631        1.53      31,984        785     2.45
   Certificates of deposit       67,061     1,631        2.43      55,073     1,544        2.80      62,285      2,292     3.68
                               --------   -------                --------   -------                --------     ------
   Total interest-bearing
      deposit accounts          192,247     2,937        1.53     159,815     2,434        1.52     152,139      3,444     2.26
   Federal Home Loan
      Bank advances              87,214     2,390        2.74      89,339     2,321        2.60      39,158      1,704     4.35
   Other borrowed
      funds                      11,700       288        2.46       9,441       192        2.03       8,944        208     2.33
   Subordinated
      debentures                  8,563       555        6.48       9,000       580        6.44       4,611        384     8.33
                               --------   -------                --------   -------                --------     ------
   Total interest-
      bearing liabilities       299,724     6,170        2.06     267,595     5,527        2.07     204,852      5,740     2.80
                                          -------                           -------                             ------
Noninterest-
   bearing deposits              41,668                            35,225                            31,034
Other liabilities                 1,301                             1,751                             1,726
                               --------                          --------                          --------
Total liabilities               342,693                           304,571                           237,612
Total stockholders'
  equity                         17,142                            14,623                            12,942
                               --------                          --------                          --------
TOTAL LIABILITIES &
STOCKHOLDERS'
EQUITY                         $359,835                          $319,194                          $250,554
                               ========                          ========                          ========
Net interest income                       $10,755                           $10,225                            $ 8,981
                                          =======                           =======                            =======
Interest rate spread                                     3.00%                             3.21%                            3.61%
                                                         =====                             =====                            =====
Net interest margin                                      3.21%                             3.43%                            3.91%
                                                         =====                             =====                            =====
Ratio of average
   interest-earning
   assets to interest-
   bearing liabilities                                 111.74%                           111.49%                          112.12%
                                                       =======                           =======                          =======

RATE/VOLUME ANALYSIS

      The following tables analyze the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. The tables distinguish between (i) changes attributable to volume (changes in volume multiplied by the prior period's rate) and (ii) changes attributable to rate (changes in rate multiplied by the prior period's volume). The change attributable to both rate and volume (changes in rate multiplied by changes in volume) has been allocated proportionately to both the changes attributable to volume and the changes attributable to rate.

                                                                     Year Ended
                                                                  December 31, 2004
                                                                        vs.
                                                                  December 31, 2003
                                                                  -----------------
                                                       Increase (Decrease) Due to Changes In:
                                                       --------------------------------------
                                                     Average Volume     Average Rate       Total
                                                     --------------     ------------       -----
                                                                       (In thousands)
      INTEREST INCOME:
      Short-term investments                             $    (2)          $   2         $    --
      Certificates of deposit                                126              (4)            122
      Investment securities:
        Taxable                                              630            (174)            456
        Tax-exempt                                           155             (13)            142
      Loans, net                                             910            (457)            453
                                                         -------           -----         -------
          Total interest income                            1,819            (646)          1,173
                                                         -------           -----         -------

      INTEREST EXPENSE:
      Savings accounts                                        27             (36)             (9)
      NOW accounts                                             6               7              13
      Money market deposit accounts                          228             184             412
      Certificates of deposit                                308            (221)             87
                                                         -------           -----         -------
        Total interest-bearing deposit accounts              569             (66)            503
      Federal Home Loan Bank advances                        (56)            125             (69)
      Other borrowed funds                                    51              45             (96)
      Subordinated debentures                                (28)              3             (25)
                                                         -------           -----         -------
          Total interest expense                             536             107             643
                                                         -------           -----         -------
          Change in net interest income                  $ 1,333           $(803)        $   530
                                                         =======           =====         =======

                                                                        Year Ended
                                                                    December 31, 2003
                                                                           vs.
                                                                    December 31, 2002
                                                                    -----------------
                                                          Increase (Decrease) Due to Changes In:
                                                          --------------------------------------
                                                      Average Volume     Average Rate          Total
                                                      --------------     ------------          -----
                                                                        (In thousands)
      INTEREST INCOME:
      Short-term investments                             $   (17)          $   (11)          $   (28)
      Certificate of deposit                                  14                13                27
      Investment securities:
        Taxable                                            1,686            (1,668)               18
        Tax-exempt                                           552                (5)              547
      Loans, net                                           1,351              (884)              467
                                                         -------           -------           -------
        Total interest income                              3,586            (2,555)            1,031
                                                         -------           -------           -------

      INTEREST EXPENSE:
      Savings accounts                                        37              (118)              (81)
      NOW accounts                                             5               (32)              (27)
      Money market deposit accounts                          189              (343)             (154)
      Certificates of deposit                               (245)             (503)             (748)
                                                         -------           -------           -------
        Total interest-bearing deposit accounts              (14)             (996)           (1,010)
      Federal Home Loan Bank advances                      1,514              (897)              617
      Other borrowed funds                                    11               (27)              (16)
      Subordinated debentures                                299              (103)              196
                                                         -------           -------           -------
        Total interest expense                             1,810            (2,023)             (213)
                                                         -------           -------           -------
        Change in net interest income                    $ 1,776           $  (532)          $ 1,244
                                                         =======           =======           =======

THE DE BURLO GROUP, INC.

      On December 31, 2004, Ipswich Capital Investment Corp. ("Ipswich Capital"), a wholly owned subsidiary of the Bank, completed its acquisition of 100% of the outstanding common stock of The de Burlo Group, Inc. Based in Boston, Massachusetts, The de Burlo Group is an investment advisory firm with approximately $330 million in assets under management. The de Burlo Group will retain its name and current location. Under the terms of the agreement, Ipswich Capital paid an initial purchase price of $2,126,000 in cash to the stockholders of The de Burlo Group at closing. The initial purchase price was determined by a formula based upon the anticipated annual revenue from certain investment advisory accounts of The de Burlo Group. The terms of the transaction also include deferred payment provisions, which would be payable to stockholders of The de Burlo Group based upon the successful achievement of certain financial milestones following both the two-year anniversary and four-year anniversary of the closing date. The initial purchase price and deferred payments shall not exceed $4,500,000.

      Founded in 1987, The de Burlo Group is an independent registered investment advisory firm with six employees. The firm is managed by three key principals: Dr. C. Russell de Burlo, Jr., President and Chief Executive Officer, Robin W. Dushman, Senior Vice President, and Richard B. G. Vincent, Vice President. The de Burlo Group, which offers investment advice to individuals, institutions, and nonprofit organizations, has built a reputation for providing experienced, successful, and professional investment management services to meet the unique needs of each of its clients.

      The de Burlo Group competes in the greater Boston and New England area for its client base. The de Burlo Group's new business efforts focus predominately on the high net worth market for individuals, as well as portfolio management services for endowments, foundations and pension plans. The de Burlo Group's three largest clients represent approximately 59% of assets under management.

SUPERVISION AND REGULATION

      Bank holding companies and banks are extensively regulated under both federal and state law. These laws and regulations are intended to protect depositors, not shareholders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in the applicable law or regulation may have a material effect on the business and prospects of Bancorp and the Bank. Neither Bancorp nor any of its subsidiaries is party to any agreement or subject to any order from the relevant federal regulators.

BANK HOLDING COMPANY REGULATION

      As a bank holding company registered under the Bank Holding Company Act, Bancorp is subject to the regulation and supervision applicable to bank holding companies by the Board of Governors of the Federal Reserve System. Bancorp is required to file with the FRB annual reports and other information regarding its business operations and those of its subsidiaries.

      The Bank Holding Company Act requires, among other things, the prior approval of the FRB in any case where a bank holding company proposes to (i) acquire all or substantially all of the assets of any other bank, (ii) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank (unless it owns a majority of such company's voting shares) or (iii) merge or consolidate with any other bank holding company. The FRB will not approve any acquisition, merger, or consolidation that would have a substantially anti-competitive effect, unless the anti-competitive impact of the proposed transaction is clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The FRB also considers capital adequacy, financial and managerial resources, and future prospects of the companies and the banks concerned, together with the convenience and needs of the community to be served, when reviewing acquisitions or mergers.

      The Bank Holding Company Act generally prohibits a bank holding company, with certain limited exceptions, from (i) acquiring or retaining direct or indirect ownership or control of more than 5% of the outstanding voting stock of any company which is not a bank or bank holding company, or (ii) engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or performing services for its subsidiaries, unless such non-banking business is determined by the FRB to be so closely related to banking or managing or controlling banks as to be properly incident thereto.

      The Bank Holding Company Act was substantially amended through the Gramm-Leach-Bliley Financial Modernization Act of 1999, (the "Modernization Act"). The Modernization Act permits bank holding companies and banks which meet certain capital, management and Community Reinvestment Act standards to engage in a broader range of non-banking activities. In addition, bank holding companies which elect to become financial holding companies may engage in certain banking and non-banking activities without prior FRB approval. Finally, the Modernization Act imposes certain new privacy requirements on all financial institutions and their treatment of consumer information. At this time, Bancorp has elected not to become a financial holding company, as it does not engage in any activities which are not permissible for banks.

   There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance funds in the event the depository institution becomes in danger of default. Under a policy of the FRB with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The FRB also has the authority under the Bank Holding Company Act to require a bank holding company to terminate any activity or to relinquish control of a non-bank subsidiary upon the FRB's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

CAPITAL ADEQUACY GUIDELINES FOR BANK HOLDING COMPANIES

      The FRB has adopted risk-based capital guidelines for bank holding companies. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in asset risks among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories and risk weightings. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

      The minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least 4% of the total capital is required to be "Tier 1 Capital," consisting of common shareholders' equity, qualifying trust preferred securities, qualifying perpetual preferred stock and minority interests in equity accounts of subsidiaries, less certain goodwill items, other intangible assets, interest only strips, receivables and non-financial equity investments. The remainder ("Tier 2 Capital") may consist of (a) the allowance for loan losses of up to 1.25% of risk-weighted assets, (b) non-qualifying perpetual preferred stock, (c) hybrid capital instruments, (d) perpetual debt, (e) mandatory convertible securities, and (f) qualifying subordinated debt and intermediate-term preferred stock up to 50% of Tier 1 capital. Tier 2 capital is only includable to the extent it does not exceed Tier 1 capital. Total capital is the sum of Tier 1 and Tier 2 capital less reciprocal holdings of other banking organizations' capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the FRB (determined on a case by case basis or as a matter of policy after formal rule-making).

      Bank holding company assets are assigned risk-weights of 0%, 20%, 50% and 100%. In addition, certain off-balance sheet items are given similar credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for performing first mortgage loans fully secured by residential property which carry a 50% risk-weighting and loans secured by deposits in the bank which carry a 20% risk weighting. Most investment securities (including, primarily, general obligation claims of states or other political subdivisions of the United States) are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of the U.S. Treasury or obligations backed by the full faith and credit of the U.S. government, which have a 0% risk-weight. In converting off-balance sheet items, direct credit substitutes including general guarantees and standby letters of credit backing financial obligations are given a 100% risk-weighting. Transaction related contingencies such as bid bonds, standby letters of credit backing nonfinancial obligations, and undrawn commitments (including commercial credit lines with an initial maturity of more than one year) have a 50% risk-weighting. Short-term commercial letters of credit have a 20% risk-weighting and certain short-term unconditionally cancelable commitments have a 0% risk-weighting.

      In addition to the risk-based capital guidelines, the FRB has adopted a minimum Tier 1 capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier 1 capital to average total consolidated assets of at least 3% in the case of a bank holding company that has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a leverage ratio higher than the stated minimum.

TRANSACTIONS WITH AFFILIATES AND INSIDERS OF THE BANK

      Under current federal law, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act ("FRA"). An affiliate of a bank is generally any company or entity that controls, is controlled by, or is under common control with the bank, other than a subsidiary of the bank. In an organization controlled by a holding company, at a minimum, the parent holding company of a bank and any companies which are controlled by such parent holding company are affiliates of the bank. Generally,
Section 23A limits the extent to which the bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such bank's capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. The term "covered transaction" includes the making of loans or other extensions of credit to an affiliate; the purchase of assets from an affiliate; the purchase of, or an investment in, the securities of an affiliate; the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person; or issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. Section 23A also establishes specific collateral requirements for loans or extensions of credit to, or guarantees, acceptances or letters of credit issued on behalf of an affiliate.
Section 23B requires that covered transactions and a broad list of other specified transactions be on terms substantially the same, or no less favorable, to the savings bank or its subsidiary as similar transactions with non-affiliates.

      Effective April 1, 2003, the FRB rescinded its interpretations of Sections 23A and 23B of the FRA and replaced these interpretations with Regulation W. In addition, Regulation W makes various changes to existing law regarding Sections 23A and 23B, including expanding the definition of what constitutes an "affiliate" subject to Sections 23A and 23B.

      Under Regulation W, all transactions entered into on or before December 12, 2002 which became subject to Sections 23A and 23B solely because of Regulation W, and all transactions covered by Sections 23A and 23B, the treatment of which will change solely because of Regulation W, became subject to Regulation W on July 1, 2003. All other covered affiliate transactions became subject to Regulation W on April 1, 2003.

      The Bank's authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and the FRB's Regulation O. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank's capital. In addition, extensions of credit in excess of certain limits must be approved by the Bank's board of directors.

BANK REGULATION

      The Bank is subject to regulation and supervision by the OCC, an agency of the federal government. The regulations of the FDIC and the OCC impact virtually all of the Bank's activities, including the minimum level of capital it must maintain, its ability to pay dividends, its ability to expand through new branches or acquisitions and various other matters.

      INSURANCE OF DEPOSITS. The Bank's deposits are insured up to a maximum of $100,000 per depositor under the Bank Insurance Fund of the FDIC. The FDIC has established a risk-based assessment system for all insured depository institutions. Under the risk-based assessment system, deposit insurance premium rates range from 0-27 basis points of assessed deposits. For the year ended December 31, 2004, we paid $31,000 in deposit insurance premiums.

      DIVIDENDS. The Bank may pay dividends as declared from time to time by the board of directors out of funds legally available, subject to certain restrictions. In addition, the Bank cannot pay dividends in such amounts as would reduce the Bank's capital below regulatory imposed minimums.

      CAPITAL ADEQUACY GUIDELINES. The OCC has promulgated risk-based capital guidelines, which are designed to make regulatory capital requirements more sensitive to differences in asset risks among banks, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. These guidelines are substantially similar to the FRB guidelines discussed above.

   The FDIC required the federal banking agencies to take "prompt corrective action" in respect of depository institutions that do not meet minimum capital requirements. There are five capital tiers: (i) well capitalized; (ii) adequately capitalized; (iii) undercapitalized; (iv) significantly undercapitalized; and (v) critically undercapitalized.

      The capital measures used by the federal banking regulators are the total capital ratio, the Tier 1 capital ratio, and the leverage ratio. Under the regulations, a bank will be: (i) well capitalized if it has a total capital ratio of 10.0% or greater, a Tier 1 capital ratio of 6.0% or greater, a leverage ratio of 5.0% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure; (ii) adequately capitalized if it has a total capital ratio of 8.0% or greater, a Tier 1 capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater, or 3.0% in some circumstances, and is not well capitalized; (iii) undercapitalized if it has a total capital ratio of less than 8.0%, a Tier 1 capital ratio of less than 4.0%, a leverage ratio of less than 4.0%, or 3.0% in some circumstances; (iv) significantly undercapitalized if it has a total capital ratio of less than 6.0%, a Tier 1 capital ratio of less than 3.0%, or a leverage ratio of less than .0%; or (v) critically undercapitalized if its tangible equity is equal to or less than 2.0% of average quarterly tangible assets.

      As of December 31, 2004, the Bank's ratio of total capital to risk-weighted assets was 11.23%. The Bank's Tier 1 capital to risk-weighted assets was 10.62% and the Bank's Tier 1 capital to average assets was 6.19%.

COMMUNITY REINVESTMENT ACT AND CONSUMER REGULATIONS

      Bancorp and the Bank are subject to the provisions of the Community Reinvestment Act and the federal banking agencies' regulations under that Act. Under the Community Reinvestment Act, all banks have a continuing and affirmative obligation, consistent with safe and sound operation, to help meet the credit needs for their entire communities, including low- and moderate-income neighborhoods. The Bank received a "Satisfactory" rating at its most recent Community Reinvestment Act examination.

      The Community Reinvestment Act requires a depository institution's primary federal regulator, in connection with its examination of the institution, to assess the institution's record in assessing and meeting the credit needs of the community served by that institution, including low- and moderate-income neighborhoods. The regulatory agency's assessment of the institution's record is made available to the public. Further, the assessment is required of any institution with regard to most regulatory applications.

      In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, or to become a financial holding company, the FRB will assess the records of each subsidiary depository institution of the applicant bank holding company, and those records may be the basis for denying the application.

      The Modernization Act and the federal bank regulatory agencies have made various changes to the Community Reinvestment Act. Among other changes, Community Reinvestment Act agreements with private parties must be disclosed, and annual Community Reinvestment Act reports must be made to a bank's primary federal regulator. A bank holding company will not be permitted to become a financial holding company, and no new activities authorized under the Modernization Act may be commenced, by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a "satisfactory" Community Reinvestment Act rating in its latest examination.

OTHER REGULATIONS

      Interest and other charges collected or contracted for by the Bank will be subject to state usury laws and federal laws concerning interest rates. Our loan operations will also be subject to federal laws applicable to credit transactions, such as: (i) the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers; (ii) the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves; (iii) the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit; (iv) the Fair Credit Reporting Act of 1978 governing the use and provision of information to credit reporting agencies; (v) the Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies; and (vi) the rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

      The OCC, the FRB and other bank regulatory agencies have adopted guidelines for safeguarding confidential customer information. The guidelines require each financial institution, under the supervision and ongoing oversight of its board of directors, to create a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information, and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.

      The "Modernization Act" requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, the statute requires the Bank to explain to consumers the Bank's policies and procedures regarding the disclosure of such nonpublic information, and, except as otherwise required by law, the Bank is prohibited from disclosing such information except as provided in the Bank's policies and procedures.

      The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "Patriot Act"), designed to deny terrorists and others the ability to obtain anonymous access to the United States financial system, has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act requires financial institutions to implement additional policies and procedures with respect to money laundering, suspicious activities and currency transactions reporting.

      The International Money Laundering Abatement and Anti-Terrorism Funding Act of 2001 restricts money laundering by terrorists in the United States and abroad. This act specifies new "know your customer" requirements that obligate financial institutions to take actions to verify the identity of the account holders in connection with opening an account at any U.S. financial institution.

      Banking regulators will consider compliance with the act's money laundering provisions in making decisions regarding approval of acquisitions and mergers. In addition, sanctions for violations of the act can be imposed in an amount equal to twice the sum involved in the violating transaction, up to $1 million.

      The Sarbanes-Oxley Act of 2002 ("S-O Act") implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoings. The S-O Act's principal provisions presently applicable to Bancorp include:

      o     the creation of an independent accounting oversight board;

      o auditor independence provisions which restrict non-audit services that accountants may provide to their audit clients;

      o additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements;

      o the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

      o an increase in the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the company's independent registered public accounting firm;

      o requirement that companies disclose whether at least one member of the committee is a "financial expert" (as such term will be defined by the SEC) and if not, why not;

      o a prohibition on personal loans to directors and officers, excepts certain loans made by insured financial institutions;

      o disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

      o     mandatory disclosure by analysts of potential conflicts of interest;
            and

      o     a range of enhanced penalties for fraud and other violations.

      We anticipate that Bancorp will incur additional expense in complying with the provisions of the S-O Act and the resulting regulations.

LEGISLATIVE AND REGULATORY CHANGES

      Legislative and regulatory proposals regarding changes in banking laws, the regulation of banks, thrifts and other financial institutions, as well as bank and bank holding company powers are being considered by the executive branch of the Federal government, Congress and various state governments. We cannot predict whether any of these proposals will be adopted, and, if adopted, how these proposals will affect us.

GOVERNMENT REGULATION OF OTHER ACTIVITIES

      The de Burlo Group is registered with the Securities and Exchange Commission (the "SEC") as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"). As an investment adviser, The de Burlo Group is subject to the provisions of the Investment Advisers Act and the SEC's regulations promulgated thereunder. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, recordkeeping, operational, and disclosure obligations.


      The foregoing laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict The de Burlo Group from conducting its business in the event that it fails to comply with such laws and regulations. Possible sanctions that may be imposed in the event of such noncompliance include the suspension of individual employees, limitations on the business activities for specified periods of time, revocation of registration as an investment adviser, commodity trading adviser and/or other registrations, and other censures and fines. Changes in these laws or regulations could have a material adverse impact on the profitability and mode of operations of Bancorp.

Item 2. Description of Property.

      The Bank owns its main office in Ipswich, Massachusetts, and a parcel to the rear of the main office. It leases all of its branches as of December 31, 2004. The Bank owns no other property of significant value.

      The following table summarizes the Bank's respective leases for its eleven
(11) branch offices. Our New Hampshire branches in Newington, Manchester and Salem are located in Wal-Mart stores.

                                                       Current                   Lease                 Lease
                                                   Monthly Rental*              Expires           Renewable Until
                                                   ---------------              -------           ---------------
Martin St., Essex, MA                                 $  6,248                  05/31/09               2019
Main St., Rowley, MA                                       750                  01/31/07                n/a
Newburyport Turnpike, Rowley, MA                         4,002                  05/31/08                n/a
Main St., Gloucester, MA                                 6,835                  09/30/09               2019
State St., Newburyport, MA                               3,070                  03/31/06               2011
Massachusetts Avenue, Cambridge, MA                      8,610                  03/31/09               2024
Cabot Street, Beverly, MA                                4,307                  04/16/09               2024
Orchard View Road, Londonderry, NH                       6,071                  09/30/11               2026
Keller Street, Manchester, NH                            2,250                  02/28/06               2016
Woodbury Avenue, Newington, NH                           2,250                  01/30/06               2016
North Broadway, Salem, NH                                2,750                  03/31/06               2016
                                                      -------
TOTAL                                                 $47,143
                                                      =======

* Including current monthly prorations for taxes, insurance, and maintenance, as applicable.

      The Bank also lease its Operations Center located in Essex, Massachusetts for $5,570 per month. This lease expires on May 31, 2009, and is renewable until May 31, 2019.

      In the opinion of management, all properties occupied by the Bank are in good condition and, are adequate at present, and for the foreseeable future, for their current and contemplated purposes.

Item 3. Legal Proceedings.

      Except as described below, Bancorp is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business that, in the aggregate, involved amounts believed by management to be immaterial to the financial condition and operations of Bancorp.

      By letter dated July 26, 2004, the Massachusetts Department of Environmental Protection notified the Bank of audit findings and non-compliance concerning the parking lot behind the Bank's main office, which has been found to contain certain contaminants. Investigations done to date observe that contamination characteristic of coal tar and oil are located on the property. That notice stated that the Bank has not met the requirements of "Downgradient Property Status" for which the Bank had applied in 1996. The notice directed the Bank to submit a revised application or to take other action as may be required under the Massachusetts Contingency Plan. The Bank has requested additional time to respond to the notice. The Bank has an accrual on its book of which potential expenses are not anticipated to exceed.

      On October 12, 2004, the Bank sent a notice of termination of the Bank's lease of premises at 22 Market Square, Portsmouth, New Hampshire, to its then landlord thereunder, LBJ Properties, LLC, because the premises had been determined by the Bank's consultants to be unsuitable for the Bank's purposes. The Bank has reiterated its position most recently by letter to LBJ Properties, LLC dated January 18, 2005. A dispute exists between the Bank and LBJ Properties, LLC over whether the Bank had the right to terminate the lease.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2004.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

      Bancorp's common stock has been quoted on the NASD Over-the-Counter Bulletin Board since August 24, 2004 under the symbol "FIWC." As of March 15, 2005, Bancorp had 408 stockholders of record (excluding the number of persons or entities holding stock in street name through brokerage firms) and 2,219,630 shares of common stock outstanding.

      Prior to August 24, 2004, there was no market for any of Bancorp's securities. The following table sets forth market price and dividend information for Bancorp's common stock for the years ended December 31, 2004 and December 31, 2003. The information for the fiscal year ended December 31, 2003 and for the first and second quarters of 2004 reflects Bancorp's book value, which represents the applicable trading price for Bancorp's stock prior to its public offering of common stock. The information for the third and fourth quarters of 2004 reflects Over-the-Counter Market quotes, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

Fiscal Year Ended                                                      Dividends
December 31, 2004      High Price      Low Price      Average Price    per share
-----------------      ----------      ---------      -------------    ---------
First Quarter             $9.08          $8.69            $8.95         $0.0125
Second Quarter            $8.93          $8.14            $8.57         $0.0125
Third Quarter            $22.00         $13.00           $18.27         $0.0125
Fourth Quarter           $19.50         $17.00           $18.50         $0.0125

Fiscal Year Ended                                                      Dividends
December 31, 2003      High Price      Low Price      Average Price    per share
-----------------      ----------      ---------      -------------    ---------
First Quarter             $8.22          $7.98            $8.09         $0.0125
Second Quarter            $8.32          $8.22            $8.27         $0.0125
Third Quarter             $8.64          $7.66            $8.08         $0.0125
Fourth Quarter            $8.69          $8.55            $8.62         $0.0125

      Payment of dividends on Bancorp's common stock is subject to determination and declaration by the board of directors and depends upon a number of factors, including capital requirements, regulatory limitations on the payment of dividends, Bancorp's results of operations and financial condition, tax considerations and general economic conditions. No assurance can be given that dividends will be declared or, if declared, what the amount of dividends will be, or whether such dividends, once declared, will continue.

      As of December 31, 2004, Bancorp had not issued any stock options pursuant its stock option plans. For more detailed information regarding Bancorp's option plans and the shares authorized for issuance pursuant to the plans, please see the section entitled "Compensation Pursuant to Stock Option Plans" included under Item 10 of this Annual Report on Form 10-KSB.

      On December 29, 2004, Bancorp sold 162,000 unregistered shares of its common stock to warrant holders at a price per share of $5.555. The warrants were acquired in Bancorp's private offering of "trust preferred" securities concluded in December of 2000. The aggregate cash price of these sales was $900,000. Registration of such shares involved in the above transactions was not required because the transactions were exempt pursuant to the private offering provisions of the Securities Act and the rules thereunder.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Forward-looking statements

      This annual report on Form 10-KSB contains and incorporates by reference "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, including statements regarding our strategy, effectiveness of investment programs, evaluations of future interest rate trends and liquidity, expectations as to growth in assets, deposits and results of operations, receipt of regulatory approval for pending acquisitions, success of acquisitions, future operations, market position, financial position, and prospects, plans and objectives of management are forward-looking statements. Words such as "believes", "expects," "may," "will," "should," "contemplates," or "anticipates" may also indicate forward-looking statements. There are a number of important factors that could cause Bancorp's actual results to differ materially from those contemplated by such forward-looking statements. These important factors include, without limitation, competitive conditions in the Bank's marketplace generally, the Bank's continued ability to originate quality loans, fluctuation in interest rates including fluctuations which may affect the Bank's interest rate spread, real estate conditions in the Bank's lending areas, changes in the securities or financial markets, changes in loan defaults and charge-off rates, a deterioration in general economic conditions on a national basis or in the local markets in which Bancorp operates, the Bank's continued ability to attract and retain deposits, the risk that difficulties will arise in connection with the integration of the operations of acquired businesses with the operations of Bancorp's banking or investment management businesses, Bancorp's ability to control costs, new accounting pronouncements, and changing regulatory requirements. Bancorp undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Executive Summary

      The Bank is a nationally chartered commercial bank that has focused primarily on originating quality loans and raising consumer and commercial deposits in the markets it serves. The Bank seeks to expand its product offerings to its existing customers, as well as increase its customer base in new markets. Through its acquisition of the Cambridge branch of the Atlantic Bank of New York during 2004 and the Boston branch of Atlantic Bank of New York scheduled for closing in the second quarter of 2005, the Bank has initiated the strategic expansion of its geographic footprint into the Boston market. The Bank has also initiated its expansion plans into the Portsmouth, New Hampshire market with the early 2005 opening of a loan production office. As a result of the investment management company acquisition at the end of 2004, the Bank has also initiated its goal of expanding its product offerings and broadening its fee-generating businesses. The Bank plans to cross-sell its core banking services to the new investment customers acquired, as well as cross-sell additional investment products to its existing customer base.

      Operating expenses increased significantly in 2004 as a result of these new business activities, primarily in the area of salaries and benefits costs, occupancy expenses, and professional fees. As a result of the increase in expenses occurring during a period of net interest margin compression, earnings decreased in 2004. Bancorp believes that the increase in expenses in 2004 due to infrastructure investments, combined with defensive balance sheet strategies to position for a higher net interest margin in the future, have positioned the organization for growth in earnings and shareholder value in the future.

Critical Accounting Policies

      Critical accounting policies are defined as those that reflect significant judgments and uncertainties, and the application of which could potentially result in materially different results under different assumptions and conditions. Accounting policies considered critical to Bancorp's financial statements include the allowance for loan losses and impairment of investment securities and intangible assets, including goodwill. The methodology for assessing the appropriateness of the allowance for loan losses is considered a critical accounting policy by management due to the degree of judgment involved, the subjectivity of the assumptions utilized, and the potential for changes in the economic environment that could result in changes to the amount of the allowance for loan losses considered necessary. Management considers impairment of investment securities and intangible assets to be critical accounting policies because of their materiality to the financial statements and inherent valuation. This valuation involves identification of reporting units and estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions utilized.

Major Growth Initiatives

      In June 2004, Bancorp issued 300,000 new shares of common stock at a price of $13 per share, raising net proceeds in excess of $3.6 million. Bancorp stock is now quoted under the symbol "FIWC" on the Over-the-Counter Bulletin Board. The purpose of the offering was to pursue the acquisition of an investment advisory firm, support the continued growth and expansion of its retail branch network, and support Bancorp's lending goals and activities.

      In December 2004, Bancorp completed the acquisition of The de Burlo Group. Based in Boston, Massachusetts, The de Burlo Group is an investment advisory firm with approximately $330 million in assets under management. The de Burlo Group offers investment advice to individuals, institutions, and nonprofit organizations, and has built a reputation for providing experienced, successful, and professional investment management services to meet the unique needs of each of its clients. In completing this acquisition, Bancorp has taken a significant step toward diversifying its revenue stream and broadening the array of services that it intends to offer to its customers.

      In February 2005, Bancorp entered into an agreement to acquire the Boston branch of the Atlantic Bank of New York and the commercial building in which the Boston branch is located at 33 State Street. The building is a ten-story building with approximately 23,000 square feet of which the Bank will occupy approximately 4,000 square feet. Portions of the remaining area are currently leased out to multiple tenants with varying leases. The branch acquisition involves the purchase of approximately $45 million in loans and $25 million in deposits, which shall immediately increase the net interest income of Bancorp. The purchase price of the building is $5.25 million and the premium to be paid on the deposits is 8%. The transaction is expected to close by July 2005 subject to regulatory approval. To support Tier 2 capital needs for this transaction, Bancorp has secured participation in a second pooled trust preferred offering.

General

      Bancorp's net income is dependent primarily on its net interest income, which is the difference between the interest income earned on its interest earning assets and interest paid on its interest-bearing liabilities. Net interest income is generated from the interest rate spread between interest earning assets and interest-bearing liabilities and the quantity and mix of such assets and liabilities. Net income is also dependent upon the level of non-interest income, primarily fees, commissions and service charges, and the level of operating expenses such as salaries and occupancy costs.

      The operating results of Bancorp are significantly affected by prevailing economic conditions, competitive factors, and the monetary and regulatory policies of government agencies. Lending activities are primarily influenced by the economics affecting commercial businesses, demand for and supply of housing, competition among lenders, and the level of interest rates.

Financial Markets

      The Federal Open Market Committee ("FOMC") increased the Federal Funds target rate 25 basis points to 2.25% on December 14, 2004, the fifth 25 basis point increase of the year. The committee cited robust underlying growth in productivity and gradually improving labor conditions as the basis for its actions. The committee also cited inflation and inflation expectations as well contained. The committee believes that the upside and downside risks of attaining sustainable growth and price stability for the next few quarters are roughly equal.

      In Bancorp's lending markets, commercial and personal loan originations continue to exhibit favorable credit quality, while new customers and relationships continue to be targeted. Retail deposit growth in 2004 has primarily occurred in money market deposit accounts, as consumers appear to be hesitant to commit funds to longer maturity accounts. We continue to target growth in personal and business checking accounts in several markets.

Management of Market Risk and Interest Rate Risk

      Bancorp's most significant form of market risk is interest rate risk, as the significant majority of its assets and liabilities are sensitive to changes in interest rates. Bancorp's interest rate risk management program focuses primarily on evaluating and managing the composition of assets and liabilities in the context of various interest rate scenarios. Factors beyond management's control, such as market interest rates and competition, also have an impact on interest income and interest expense. A significant portion of Bancorp's assets consist of fixed rate mortgage loans which have longer maturities than its liabilities which consist primarily of shorter maturity deposits and borrowings. To manage this interest rate risk, management has purchased several adjustable rate and floating rate securities issued by Fannie Mae and other government entities, as well as several non-agency securities. The table below summarizes the Bank's interest rate risk exposure (the percentage change to base case net interest income) in various interest rate scenarios over a twelve and twenty-four month horizon as of December 31, 2004:

                                    Twelve months             Twenty-Four months

         - 100 basis points              .77%                       -5.71%
         + 200 basis points            -3.67%                       -2.44%

      As planned, the Bank's exposure to rising rates is currently lower than at any point in the last several quarters. Management has gradually added asset sensitivity to the balance sheet in anticipation of rising rates, as the economic recovery appears to be gaining traction with a continuation of the FOMC tightening cycle. The Bank's exposure to rising rates is significantly impacted by the quantity of short-term borrowings, which re-price within one week of any change in short-term market interest rates, as well as certain short duration deposit liabilities, while the benefit to interest income of the re-pricing of adjustable rate and floating rate loans and investment securities is less immediate.

Comparison of Financial Condition at December 31, 2004 versus December 31, 2003

      Total assets were $387.2 million at December 31, 2004, an increase of $46.5 million, or 13.6%, from $340.7 million as of December 31, 2003. All major loan categories increased, as did total investment securities balances.

      Total net loan balances were $168.9 million as of December 31, 2004, an increase of $12.4 million, or 7.9%, from $156.5 million as of December 31, 2003. Bancorp's lending activities are focused in northeastern Massachusetts and southern New Hampshire and are diversified by loan types and industries. Bancorp continues to focus on originating high quality loans and not compromising credit quality to increase the quantity of loan balances.

      Total loans increased primarily due to an increase in construction loans to $23.0 million, an increase of $5.4 million, or 31.0%, from $17.6 million as of December 31, 2003. Construction loan activity moderated, though remained positive, throughout 2004. Housing activity and residential construction trends have slowed somewhat since 2003, though overall trends continue to be favorable. The primary focus of construction lending continues to relate to the conservative financing of small residential construction projects for highly rated commercial customers.

      Commercial real estate loans increased to $60.6 million at December 31, 2004, an increase of $7.2 million, or 13.5%, from $53.4 million as of December 31, 2003. Commercial loans were $19.6 million at December 31, 2004, an increase of $159,000, or .8%, from $19.5 million as of December 31, 2003. Bancorp's commercial and commercial real estate lending strategy stresses quality loan originations to local businesses, professionals, experienced developers, and investors.

      Residential real estate loan balances of $65.2 million as of December 31, 2004 reflected an increase of $102,000, or .2%, from $65.1 million as of December 31, 2003. Continued volatility in market rates for residential loans, combined with an extended period of time at or near historical lows for interest rates, has reduced loan refinance activity in recent months. The rate of increase of home prices, as well as new and existing home sales, slowed somewhat in 2004, reducing the volume of loan applications and closings.

      Total investments balances were $195.4 million as of December 31, 2004, an increase of $30.7 million, or 18.6%, from $164.7 million as of December 31, 2003. The increase in investments balances in 2004 is due primarily to an increase in retail deposit balances. The objectives of the investment portfolio are to assist with the achievement of liquidity needs, complement or supplement the interest rate sensitivity of loan and deposit balances, utilize excess capital and/or liquidity, and generate interest income.

      Investment purchases of $177.2 million in 2004 were partially offset by investment sales of $85.7 million and maturities, calls and principal pay-downs on investment securities of $59.8 million. Investment balances increased since December 31, 2003 due primarily to the raising of $31 million in a branch-wide term deposit promotion in May and $10.2 million in acquired deposits from the new Cambridge branch.

      Investment purchases and sales in 2004 have typically focused on increasing the level of shorter duration securities in preparation for the increase in the Federal Funds target rate and the consensus forecast for higher treasury yields. Such actions are intended to mitigate the interest rate risk from continued consumer preferences for longer term and/or fixed rate loans and short-term deposits. The loan portfolio continues to generate primarily intermediate and longer duration assets, while growth in liabilities has occurred in premium rate money market deposits, certificates of deposit with a maturity date of less than one year, and short-term wholesale funding. Loan customers continue to prefer longer term and/or fixed rate loans, while a relatively high percentage of Bancorp's liabilities, short-term Federal Home Loan Bank Borrowings and non-maturity money market deposit balances, re-price over a short-term horizon. Investment activity has been aimed at neutralizing the interest rate risk of this activity. At December 31, 2004, the unrealized loss on available for sale securities was $695,000 as compared to $201,000 as of December 31, 2003. The decline in market value is due primarily to a flattening of the yield curve in 2004 and the recognition of gains on the sale of several investment securities in 2004. Although shorter duration investments possess less price volatility than longer-term alternatives, these assets are not immune from price depreciation, particularly with a more significant sell-off in the front end of the yield curve. Unrealized losses that are considered other than temporary, if any, are recorded as an impairment expense.

      Total deposit balances were $254.8 million as of December 31, 2004, an increase of $56.8 million, or 28.7%, from $198.1 million as of December 31, 2003. Total deposit balances increased primarily due to the aforementioned term deposit special promotion, growth in money market deposit balances, and the acquisition of the Cambridge branch deposits in April.

      Regular savings and money market deposit balances increased to $102.6 million as of December 31, 2004, an increase of $29.1 million, or 39.6% from $73.5 million as of December 31, 2003. Bancorp continues to experience growth in premium rate money market deposit balances as retail customers opt for non-maturity accounts with competitive short-term yields as the economy shows signs of improvement. This increase is also due partially to the acquisition of approximately $4 million of regular savings balances at the Cambridge branch.

Personal and business checking balances increased to $78.6 million as of December 31, 2004, an increase of $6.2 million, or 8.6%, from $72.4 million as of December 31, 2003. While management strategies in 2004 included raising premium rate term deposit funds to gain initial market share, growth in market-priced savings, money market, and checking balances, as well as the establishment of new lending relationships, continues to be targeted.

      Total borrowings were $103.9 million as of December 31, 2004, a decrease of $12.9 million, or 11.0%, from $116.7 million as of December 31, 2003. Borrowings consist of short and long-term advances from the Federal Home Loan Bank that are collateralized by certain mortgage loans and government securities and are utilized as either an interest rate risk management tool, a complement to the volume or mix of retail funding products, or as a source of funding for leverage opportunities. Short-term borrowings decreased since December 31, 2003 due primarily to the planned replacement of these funds with acquired and promotional deposit balances. Long-term borrowings decreased since December 31, 2003 due maturities and calls of $12 million and scheduled monthly paydowns on amortizing advances.

      Total stockholder's equity increased from $15.3 million at December 31, 2003 to $19.8 million as of December 31, 2004 due primarily to the sale of common stock in June, raising net equity proceeds of $3.6 million and proceeds received through the redemption of warrants to purchase common stock which amounted $900,000. The increase in retained earnings of $384,000 was offset by the increase in accumulated other comprehensive loss of $338,000 associated with an unrealized loss, net of tax, on available for sale securities.

Comparison of Operating Results for the Years Ended December 31, 2004 and December 31, 2003

General

      Operating results are largely determined by the net interest spread on the Bancorp's primary assets (loans and investment securities) and its primary liabilities (consumer deposit balances and Federal Home Loan Bank borrowings). Operating income is also dependent upon revenue from non-interest related sources (such as service charges on deposit accounts), the provision for loan losses, and the increase or decrease in operating expenses. Revenue has been produced, and can continue to be produced in certain market conditions, although it cannot be consistently relied upon, from gains on the sale of investment securities.

      Net income for the year-ended December 31, 2004 was $479,000 compared with $2.0 million for the year-ended December 31, 2003, a decrease of $1.6 million, or 76.5%. For the year-ended December 31, 2004, net interest income increased $530,000, or 5.2%, non-interest income decreased $833,000, or 19.7%, and operating expenses increased $2.2 million, or 19.3%, as compared to the year-ended December 31, 2003.

Interest and Dividend Income

      Total interest and dividend income for the year-ended December 31, 2004 was $16.9 million, which was $1.2 million, or 7.5%, higher than the year-ended December 31, 2003. This increase was due to the favorable impact on interest and dividend income of higher average interest-earning assets of $334.9 million for the year-ended December 31, 2004, as compared to $298.4 million for the year-ended December 31, 2003. The favorable impact of higher average interest-bearing assets was partially offset by a lower yield on assets of 5.05% for the year-ended December 31, 2004, which was 23 basis points lower than for the year-ended December 31, 2003. Average net loans for the year-ended December 31, 2004 increased $14 million, or 9.4%, to $162.4 million, while the yield on loans for the year-ended December 31, 2004 was 6.42%, 30 basis points lower than the year-ended December 31, 2003. A lower loan yield was due primarily to lower average treasury yields in early 2004, as well as competitive conditions, which produced lower rates on new loans and loans re-pricing and increased residential refinancing activity into lower fixed rates. A higher concentration of higher-yielding commercial loan balances and construction loan balances in 2004 as compared to 2003 partially mitigated the impact of lower residential loan yields.

Interest Expense

      Interest expense on interest-bearing deposits for the year-ended December 31, 2004 increased $503,000, or 20.7%, to $2.9 million as compared to the year-ended December 31, 2003. This increase was due primarily to an increase in average interest-bearing deposit balances for the year-ended December 31, 2004 of $32.4 million, or 20.3%, to $192.2 million as compared to the year-ended December 31, 2003, in addition to higher rates paid on premium money market deposit balances. The cost of total interest-bearing deposits of 1.53% for the year-ended December 31, 2004 increased 1 basis point versus the year-ended December 31, 2003 due to the addition of $31 million of premium rate term deposits to attract new customers in new markets and higher rates paid on premium money market deposit balances in 2004 due to market yields and competitive conditions. These factors were partially offset by higher average balances on lower cost savings and NOW account balances, primarily a result of the Cambridge branch acquisition, and a lower average rate paid on term deposits due to term deposit renewals at lower rates in 2004.

      Interest expense on borrowed funds for the year-ended December 31, 2004 increased $140,000, or 4.5%, to $3.2 million as compared to the year-ended December 31, 2003. The increase in 2004 was due primarily to an increase of 14 basis points to 2.74% in the average cost of Federal Home Loan Bank advances and an increase of 43 basis points to 2.46% in other borrowed funds, both as a result of the increase in short-term market rates beginning in the middle of the year. The impact of these variables was partially offset by a lower average balance in Federal Home Loan Bank advances in 2004 of $2.1 million, or 2.4% to $87.2 million.

Net Interest Income

      Net interest income for the year-ended December 31, 2004 increased $530,000, or 5.2%, to $10.8 million as compared to the year-ended December 31, 2003. The increase in net interest income in 2004 was due primarily to higher average earning assets. Average earning assets increased $36.6 million, or 12.3%, to $334.9 million for the year-ended December 31, 2004 as a result of an increase in average loans and average investment securities. The net interest margin decreased 22 basis points to 3.21% primarily as a result of lower yields on average loans and lower yields on average investment securities, while the average cost of interest-bearing liabilities only fell one basis point to 2.06%.

      With a flattening of the yield curve starting in the middle of 2004, the margin has narrowed. Short-term market rates, the primary driver of the bank's funding costs, have increased while intermediate and long-term rates, the typical benchmark for loan rates, have lagged the front end of the curve. Growth in average assets resulted in growth in net interest income despite the narrower net interest margin. A lower loans-to-average assets ratio and a higher cost on short term interest bearing liabilities, as a result of several increases in the Federal Funds target in the latter half of 2004, were partially offset by higher average loan balances and higher average balances in non-interest bearing deposits. A lower loan-to-average assets ratio was due to a higher rate of increase in average investment securities balances as compared to the increase in average loan balances. The cost of average interest-bearing liabilities was relatively unchanged in 2004 as compared to 2003 as the benefit of lower renewal rates on term deposits were neutralized by the increase in cost of funds associated with premium money market balances, a higher percentage of money market balances to total deposit balances, and the premium rate paid on the term deposit promotion. The anticipation of a continued trend in 2005 of higher short-term rates without, possibly, a like increase in longer-term market rates, is likely to further pressure the net interest margin.

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

Provision for loan losses

      For the year-ended December 31, 2004, Bancorp recorded a provision for loan losses of $45,000. Bancorp recorded charge-offs of $44,000 and recoveries of $5,000 for the year-ended December 31, 2004. The allowance for loan losses balance was $1.3 million at December 31, 2004 and December 31, 2003. Management considers the loan loss allowance to be adequate to provide for loan losses.

Non-interest Income

      Total non-interest income decreased $833,000, or 19.7%, to $3.4 million for the year-ended December 31, 2004 as compared to the year-ended December 31, 2003. The decrease was primarily due to a decrease in gains on the sale of securities of $933,000, or 64.7%, to $510,000 and a decrease of $206,000, or 64%, to $116,000 in miscellaneous income. Securities gains rely greatly on market conditions and the ability or opportunity to capitalize on changes in interest rates and capital market offerings and cannot be predicted or relied upon. Miscellaneous income decreased due primarily to the recognition of $248,000 of income in the third quarter of 2003 that had been previously deferred on non-performing loans in prior years. Service charges on deposit accounts increased $173,000, or 15%, to $1.3 million for the year-ended December 31, 2004 primarily as a result of growth in fee-based deposit balances, which is due at least partially to geographic growth in the retail network, as well as an updated fee schedule. Trust fee income increased $61,000, or 16.9%, to $423,000 for the year-ended December 31, 2004 due to an improvement in equity market returns. Non-deposit investment fee income increased $58,000, or 21%, to $334,000 for the year-ended December 31, 2004 due to an increase in quality referrals.

Non-interest Expense

      Total operating expenses increased $2.2 million, or 19.3%, to $13.8 million for the year-ended December 31, 2004. Salaries and employee benefits increased $932,000, or 15.2%, due primarily to an increase in full-time equivalent employees to 120 as of December 31, 2004 from 92 as of December 31, 2003, an executive bonus approved by the Board of Directors in January 2004, and the initial accrual in the second quarter for the SERP agreements. An increase in full-time equivalent employees was primarily associated with staffing for new branch locations, hiring lenders in new markets, adding an investment executive to lead the search for the acquisition of an investment company, and growing the staff infrastructure at the main office to support continued growth and expansion. Employee benefits costs, particularly health insurance premiums, also increased in 2004.

      Professional fees increased $417,000, or 72.7%, to $991,000 for the year-ended December 31, 2004 due primarily to expenses incurred with regards to several matters related to growth plans and expansion initiatives. The largest increase in professional fees was for legal expenses, which increased $315,000, or 218%, to $460,000 for the year-ended December 31, 2004 due primarily to the increase in costs in 2004 associated with the many current initiatives including new SEC reporting requirements and the acquisition of the Cambridge branch. Audit-related expenses increased $49,000, or 38%, to $179,000 for the year-ended December 31, 2004 primarily due to costs associated with Bancorp's expanded audit and reporting requirements as a result of becoming an SEC registrant in connection with the 2004 offering of common stock.

      Total occupancy and equipment expenses increased $264,000, or 14.8%, to $2.1 million for the year- ended December 31, 2004 due primarily to increased rent, maintenance, and other operating expenses associated with the opening of new branches and the renovation and maintenance of existing sites. Rent expense increased $168,000, or 34%, to $663,000 for the year-ended December 31, 2004 due primarily to the opening of the Beverly and Cambridge branch offices.

      Total data processing expenses increased $209,000, or 25.4%, to $1.0 million for the year ended December 31, 2004. Within this category, systems support and maintenance expenses increased $111,000, or 37.4%, to $406,000 for the year-ended December 31, 2004. ATM processing expenses increased $93,000, or 29.9%, to $402,000. The growth in these categories was due primarily to the cost of investment in new and enhanced technologies to support continued expansion in retail branches and the resultant increase in branch locations and loan and deposit accounts and activity.

      Total other general and administrative expenses increased $355,000, or 27.0%, to $1.7 million for the year ended December 31, 2004. This increase is due to $47,000 of amortization of the core deposit intangible recorded in conjunction with the purchase of the Cambridge branch. Additionally, consistent with Bancorp's overall expansion, other general and administrative expenses such as director's fees, telecommunications, office supplies, and other miscellaneous expenses have increased during the year.

      The operating efficiency ratio, which represents operating expenses divided by the sum of net interest income and non-interest income excluding securities gains, increased to 100.9% for the year-ended December 31, 2004 versus 88.7% for the year-ended December 31, 2004. The ratio was higher for the year-ended December 31, 2004 due to a higher rate of growth in operating expenses than revenue due primarily to the cost of new initiatives. The increases in net interest income and non-interest income, excluding securities gains, were offset by the increase in operating expenses.

Income Taxes

      The provision (benefit) for income taxes decreased $1.1 million or 115.2%, to a benefit of $141,000 for the year-ended December 31, 2004 versus a provision of $931,000 for the year-ended December 31, 2003. The decrease was due primarily to the decline in pre-tax income at the Bank level (as opposed to at the subsidiary security corporations which have a lower state tax rate), the federal tax benefit of tax-exempt investment securities income and the dividends received deduction on certain investment securities.

Asset/Liability Management

      A principal operating objective of the Bank is to produce stable earnings by achieving a favorable interest rate spread that can be sustained during fluctuations in prevailing interest rates. Since the Bank's principal interest-earning assets generally have longer terms to maturity than its primary source of funds, i.e., deposit liabilities, increases in general interest rates will generally result in an increase in the Bank's cost of funds before the yield on its asset portfolio increases. A continual trade-off, which is managed and monitored on an ongoing basis, exists between exposure to interest rate risk and current income. In general, during periods with a normalized yield curve, a wider mismatch between the re-pricing periods of interest rate sensitive assets and liabilities can produce higher current net interest income. In the current interest rate environment, whereby the spread between the two-year constant maturity Treasury ("CMT") and the ten-year CMT is significantly less than the spread that existed for the majority of 2003, the net interest margin is typically narrower. The management of interest rate risk considers several factors, including, but not limited to, the nature and extent of actual and anticipated embedded options and other attributes of the balance sheet, the perceived direction of market interest rates, and the risk appetite of management and the Asset/Liability Management Committee ("ALCO"). Members of the ALCO consist of the chief executive officer, the chief financial officer, the senior loan officer, one board member, and others. The Committee discusses the asset/liability mix on the balance sheet and reviews the impact of projected behavioral changes in the components of the balance sheet as a result of changes in interest rates.

      Certain strategies were implemented in the first quarter of 2004 to reduce the current level of interest rate risk on the balance sheet with the prospects for an improving economy and an increase in market interest rates. These strategies included, but were not limited to, fixing the cost of certain liability sources, adding interest rate sensitivity to the investment securities portfolio, and shortening the duration of certain newly originated commercial loan products.

      Certain retail strategies were implemented in the middle of 2004 to generate deposit growth, particularly in new markets. As a result of significant new deposit funds added at a premium rate from the term deposit special in May, certain investment securities were acquired to generate additional net interest income. To generate the desired amount of incremental income, a significant mismatch between the expected maturity or average life of the investment securities and the final maturity on the nine-month term deposits exists. As a result, a substantial portion of the asset sensitivity added in the first quarter of 2004 was eliminated by the liability sensitivity added as a result of the investment of the proceeds from the term deposit promotion. In the third quarter of 2004, several longer duration agency and non-agency bonds were sold as the ten-year CMT once again approached 4%, astounding most market prognosticators at this stage of the economic recovery. Although re-investment yields were lower, such strategies were executed in order to more defensively position the balance sheet for higher interest rates. In the latter part of 2004, investment and risk management strategies were focused on ensuring that the existing level of leverage capital could support the anticipated acquisition of a $45 million loan portfolio in mid-2005. This involved acquiring short maturity and short duration investments to complement the existing level of monthly cash flow generated from the investment portfolio, while at the same time maximizing the level of investment securities, and thus total assets, in order to maximize the amount of net interest income.

      The principal strategies management utilizes to manage interest rate risk with respect to the loan portfolio is associated with pricing and structure. Although loans originated at relative low points in the interest rate cycle produce lower short-term yields than those originated at higher points in the rate cycle, prepayments into low rates occur more rapidly on higher rate loans as the incentive to refinance is apparent. Bancorp has not positioned itself as a market leader with respect to pricing long-term fixed rate residential mortgages in the current environment. However, Bancorp has and will continue to originate fixed rate loans for its portfolio in order to serve its customers, preferring ten or fifteen year final maturities. Additional strategies employed to mitigate loan interest rate risk in this environment includes targeting shorter amortization periods, increasing the frequency of interest rate resets or shortening the period of time until the first interest rate reset date, and encouraging the origination of floating rate loans.

      On an ongoing basis, management analyzes the pros and cons of positioning with a narrower or wider interest rate mismatch and whether an asset sensitive or liability sensitive balance sheet is targeted and to what degree. This analysis considers, but is not limited to, originating adjustable and fixed rate mortgage loans, managing the cost and structure of deposits, analyzing actual and projected asset cash flow, considering the trade-offs of short versus long-term borrowings, and reviewing the pros and cons of certain investment security sectors. Bancorp primarily relies upon the investment securities portfolio to balance the interest rate risks produced by retail loan and deposit activity. As of December 31, 2004, the interest rate risk of the balance sheet in varying interest rate scenarios is the least it has been in several quarters as management has positioned the net interest income stream for reduced volatility regardless of the direction of interest rates.

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

      The Bank utilizes advances from the Federal Home Loan Bank of Boston (the "FHLB") primarily in connection with its management of the interest rate sensitivity of its assets and liabilities, to complement or supplement the volume of retail funding, as well as to selectively capitalize on leverage opportunities. Total advances outstanding at December 31, 2004 amounted to $91.8 million. The Bank's ability to borrow from the FHLB is dependent upon the amount and type of collateral the Bank has to secure the borrowings. Such collateral consists of, but is not limited to, one-to-four family owner-occupied residential mortgage loans and federal agency obligations. As of December 31, 2004, the Bank's total borrowing capacity through the FHLB was $150.3 million. The Bank has additional capacity to borrow federal funds from other banks and through such instruments as repurchase agreements utilizing federal agency obligations and mortgage-backed securities as collateral, as well as brokered deposits.

      A major portion of the Bank's liquidity consists of cash and cash equivalents, short-term investments, U.S. Government and federal agency obligations, mortgage-backed securities, and other debt securities. The level of these assets is dependent upon the Bank's operating, lending, and financing activities during any given period. Certificates of deposit, which are scheduled to mature in one year or less, totaled $58.1 million at December 31, 2004. Management's desire to retain such funding and the expected cost to do so significantly drives the amount of such deposits that will remain with the Bank at any particular time. On a monthly basis, the Bank currently generates an average of approximately $4 million in cash flow from the loan and investment securities portfolios. These funds are primarily used to either re-invest in new loans and investment securities or utilized in conjunction with the management of the level of deposit balances or borrowed funds.

      At December 31, 2004, Bancorp and Bank continued to exceed all regulatory capital requirements applicable to them. The table below presents the capital ratios at December 31, 2004, for Bancorp and Bank, as well as the minimum regulatory requirements.

                                                                                       Minimum
                                                                                       Capital
                                                              Actual                Requirements
 Bank:                                                  Amount      Ratio         Amount      Ratio
                                                       ---------------------------------------------
                                                                  (Dollars in thousands)
        Total capital to risk-weighted assets           $ 24,781    11.23%        $ 17,651    8.00%
        Tier 1 capital to risk-weighted assets            23,441    10.62            8,826    4.00
        Tier 1 capital to average assets                  23,441     6.19           15,137    4.00

 Bancorp:
        Total capital to risk-weighted assets           $ 25,616    11.58%        $ 17,699    8.00%
        Tier 1 capital to risk-weighted assets            24,027    10.86            8,850    4.00
        Tier 1 capital to average assets                  24,027     6.34           15,162    4.00

Off-Balance Sheet Arrangements

      Bancorp is a party to financial instruments with off-balance sheet risk in the normal course of business primarily associated with meeting the financing needs of our customers. We may also enter into off-balance sheet strategies to manage the interest rate risk profile of Bancorp. Loan commitments and all other off-balance sheet instruments involve, to varying degrees, elements of credit, interest rate, and liquidity risk.

      Lending commitments include commitments to originate loans and to fund unused lines of credit. Bancorp evaluates each customer's creditworthiness on a case-by-case basis. At December 31, 2004, the Bank had $13.5 million of outstanding commitments to originate loans and $32.0 million of unadvanced loan funds and unused lines of credit. The Bank anticipates that it will have sufficient funds available to meet these commitments, though some commitments may expire and many unused lines are not drawn upon.

Business Risks

Our expansion into the investment management business poses several risks

      Our financial condition may be negatively impacted by a write-down of goodwill. A substantial portion of the purchase price of the investment management company is allocated to goodwill. If we determine that goodwill is impaired at a future date, we would have to write-down its value.

      We may not be able to retain existing investment management clients, nor attract new ones. Lack of new clients or the loss of existing clients could reduce the fee income generated from this business. In addition, the business acquired generates a majority of its revenue from a handful of clients, thus the loss of one or two large clients could materially reduce fee income.

      We may not be able to indefinitely retain existing investment management personnel. Loss of key personnel could negatively impact customer retention or growth due to the high orientation to customer knowledge and customer service in this industry.

Our current loan quality and historical loan growth may not continue, particularly in new markets or with the loans acquired at the new Boston branch

      While the Bank has shown a very low level of loan charge-offs and non-accrual loans in recent years, and expects to continue to do so, there can be no assurance that these favorable results will continue in the future. Credit quality standards may change, substantial growth may weaken underwriting or other controls, or new customers or relationships may not perform as expected.

      Economic or other external factors, deterioration in credit quality, or appropriate changes in the reserve estimation process as a result of changes in assumptions, as well as other possible factors, may cause the loan loss allowance to be increased through charges to current earnings by increasing the loan loss provision.

      There can be no assurance that loan customers associated with the loan balances acquired with the Boston office will choose to remain our customers after the transaction closes. Competition for loans is intense and a majority of the loans could be refinanced elsewhere without financial hardship to the borrower. Despite our due diligence on the portfolio, there is a risk that loan quality may deteriorate as these loans are to customers we do not know, nor did we perform the original underwriting.

      As Bancorp continues to target expansion of its geographic loan footprint and the hiring of new commercial lenders, the maintenance of high credit quality and continued growth in loan balances is not assured.

      The opening of a loan production office in Portsmouth, New Hampshire offers no assurances that sufficient loan balances of acceptable quality can be generated to offset the current and future operating expenses of the operation. The origination of high quality loans, which Bancorp is accustomed to, also cannot be assured.

Our strategy involves significant growth and earnings may not be in accordance with expectations

      We have experienced significant growth in assets, acquired an investment management business, purchased two new branches in two non-contiguous markets, and opened a loan production office in a non-contiguous market. Revenue growth may not meet our expectations in one or more of these areas, while expenses have already been incurred and expense commitments for the future have been made. Entering into new markets and new lines of businesses with limited or no experience or pre-existing business presence poses an inherent risk.

      Due to competitive conditions, market conditions, and other factors, growth in deposit balances, loan balances, or investment management revenues may not be in accordance with expectations and thus revenue may not support future growth or an increase in shareholder value. Operating results are also significantly impacted by factors beyond management's control such as interest rate conditions and general economic conditions; in particular the general level of interest rates and the resultant impact on asset yields and the cost of funds, as well as the ability and willingness of borrowers to fulfill their debt obligations during various economic cycles.

      If we are unable to increase revenue to offset our committed increase in expenses, our earnings may not improve. If our earnings do not improve, our access to capital may be impacted or regulatory or governmental scrutiny may increase.

      Bancorp also may not be successful in retaining or attracting key management personnel. Loss of key management personnel may result in the delay or cancellation of plans or strategies under consideration, increased expenses, operational inefficiencies, or lost revenue.

      We may not be successful in leasing the commercial space acquired in Boston on the terms or lease-up ratio we anticipate. Lower than anticipated rental income from this location may reduce our net income.

We may not be able to attract new deposit customers in new markets or retain existing deposit customers

      We have opened new branches in several non-contiguous markets that are presently served by other financial institutions. We may not be successful in generating revenue by raising deposits and originating loans to offset the initial and ongoing expense of operating these new locations due to lack of recognition of our name, loyalty to existing banks, or other competitive or market factors.

      Bancorp anticipates, although cannot assure, that a significant portion of new customers obtained from its premium-rate term deposit specials will remain customers for the indefinite future and avail themselves of additional bank products and services. Our business may be negatively impacted if we are unable to retain new customers with market-priced deposit products or cross-sell loan and investment products.

      Management anticipates, but cannot assure, that branch expansion and continued focus on growth in core deposit categories will generate sufficient growth in targeted deposit categories and continued growth in deposit fee income.

      Bancorp is hopeful that solid growth will occur in all core deposit categories, particularly in new markets. Growth cannot be assured, however, particularly during a period whereby consumers may perceive more value in other investment options. The inability to grow deposits ultimately limits asset growth. An inability to grow deposits sufficient to support loan-funding requirements would result in an increase in Bancorp's already high level of reliance on generally higher cost wholesale funding.

Our capital and expense budgets may limit our ability to compete with larger financial institutions

      We have completed, and will continue to consider, the acquisition of new businesses or the establishment of new products. Additional such plans may require an additional issuance of common stock, which may be dilutive to existing shareholders. These strategies may also significantly increase operating expenses, which may reduce our net income if sufficient revenue is not generated.

      Our current and future earnings, in addition to our capital, may not allow us to compete with other institutions with regards to pricing deposits, pricing loans, investing in new technologies, or investing in new initiatives. Our growth and future earnings may be limited if we are unable to keep pace with rapid technological innovation or if we are unable to compete with marketing and promotional expense budgets of our larger competitors.

Banking is a highly regulated industry and restrictions, limitations, or new laws could impact our business

      Several non-banking competitors are not subject to strict lending and deposit disclosure laws that impact national banks. Our commitment to compliance with laws and regulations and the cost to do so could impact the decision of customers to seek our banking services or our ability to devote sufficient attention to business development as opposed to consumer compliance.

      Bancorp is subject to review and oversight of several governmental regulatory agencies. Such agencies impose certain guidelines and restrictions, such as capital requirement and lending limits that may impact our ability to compete with other financial service providers who may not be subject to these restrictions.

      New laws or changes in existing laws may limit the ability to expand or enter into new businesses that otherwise may be available to other financial service providers.

The interest rate environment may reduce our earnings or liquidity or Bancorp may not respond sufficiently to changes in interest rates or other factors impacting the business

      Changes in the interest rate environment may have a significant impact on the future earnings and liquidity of Bancorp. If interest rates continue to rise or the yield curve continues to flatten, net interest income may narrow further. Liquidity could be reduced in the future if customers choose other investment options in an improving economy. Liquidity could also be negatively impacted if current strategies to increase deposit balances in several new locations do not occur as planned due to competitive or other factors. Although we may be successful raising deposits in certain markets, we may have to pay higher than planned rates on these deposits to do so.

      An increase in market interest rates, continued competition from several local and national financial institutions, and increased reliance on higher cost funding sources could also cause higher rates paid on deposits without an equal or greater increase on yield on new loans.

      Bancorp assesses its interest rate risk and liquidity needs frequently, however, there is no assurance that its assessments result in appropriate actions on a timely basis or that interest rates do not change rapidly without corrective actions.

      Bancorp maintains its entire portfolio of long-term fixed rate loans on its books and is thus susceptible to interest rate risk in the event of a higher rate environment to the extent the prepayment activity on these loans falls, while the cost of funds increases. To the extent longer-term fixed rate loans are being held on the books at historic lows in a protracted low interest rate environment, it is important that growth in longer-term checking and savings balances occurs in several markets.

      Bancorp has had some success in increasing the level of adjustable rate loans and loans with shorter amortization periods or maturity dates, but has had little success in extending the terms of it deposits. These trends may reduce net interest income in the future.

      Given the strong emphasis on generating new loans, the risk exists that loan demand could place a strain on liquidity. Bancorp may have to slow its pace of new loan approvals and thus may generate less interest income.

Item 7.  Financial Statements.

                        Table of Contents

                                                                            Page
                                                                            ----

      Report of Independent Registered Public                                 37

      Consolidated Balance Sheets                                             38

      Consolidated Statements of Income                                       39

      Consolidated Statements of Changes in Stockholders' Equity              40

      Consolidated Statements of Cash Flows                                   41

      Notes to Consolidated Financial Statements                              42

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Shareholders of First Ipswich Bancorp


We have audited the accompanying consolidated balance sheets of First Ipswich Bancorp and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Ipswich Bancorp and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Wolf & Company, P.C.


Boston, Massachusetts
January 25, 2005

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2004 and 2003

                                     ASSETS

                                                                     2004          2003
                                                                  ---------     ---------
                                                             (In thousands, except share data)

Cash and due from banks                                           $   8,970     $   9,620
Federal funds sold                                                      106            65
                                                                  ---------     ---------
         Total cash and cash equivalents                              9,076         9,685

Certificates of deposit                                               3,212         2,253
Securities available for sale, at fair value                        153,987       117,046
Securities held to maturity, at amortized cost                       31,909        39,217
Loans, net of allowance for loan losses of $1,340 and $1,334        168,883       156,504
Federal Home Loan Bank stock, at cost                                 5,590         5,590
Federal Reserve Bank stock, at cost                                     549           489
Premises and equipment, net                                           5,806         5,631
Goodwill                                                              1,815            --
Other intangible assets                                               1,165            --
Other assets                                                          5,188         4,304
                                                                  ---------     ---------
                                                                  $ 387,180     $ 340,719
                                                                  =========     =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                          $ 254,842     $ 198,058
Short-term borrowings                                                66,468        62,254
Long-term Federal Home Loan Bank advances                            37,383        54,481
Subordinated debentures                                               7,000         9,000
Other liabilities                                                     1,669         1,658
                                                                  ---------     ---------
         Total liabilities                                          367,362       325,451
                                                                  ---------     ---------

Commitments and contingencies (Notes 11 and 12)

Stockholders' equity:
   Preferred stock, $1.00 par value; 1,000,000 shares
      authorized, none issued                                            --            --
   Common stock, $1.00 par value; 4,000,000 shares
      authorized, 2,240,120 shares and 1,778,120 shares issued        2,240         1,778
   Additional paid-in capital                                         9,936         5,894
   Retained earnings                                                  8,210         7,826
   Accumulated other comprehensive loss                                (457)         (119)
   Treasury stock, at cost (20,490 shares)                             (111)         (111)
                                                                  ---------     ---------
         Total stockholders' equity                                  19,818        15,268
                                                                  ---------     ---------

                                                                  $ 387,180     $ 340,719
                                                                  =========     =========

The accompanying notes are an integral part of these consolidated financial statements.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                     Years Ended December 31, 2004 and 2003

                                                                   2004         2003
                                                                 --------     --------
                                                         (In thousands, except per share data)
Interest and dividend income:
   Interest and fees on loans                                    $ 10,429     $  9,976
   Interest on debt securities:
      Taxable                                                       5,316        4,811
      Tax-exempt                                                      757          615
   Dividends on equity securities                                     270          319
   Other interest                                                     153           31
                                                                 --------     --------
         Total interest and dividend income                        16,925       15,752
                                                                 --------     --------

Interest expense:
   Interest on deposits                                             2,937        2,434
   Interest on borrowed funds                                       2,678        2,513
   Interest on subordinated debentures                                555          580
                                                                 --------     --------
         Total interest expense                                     6,170        5,527
                                                                 --------     --------
Net interest income                                                10,755       10,225
Provision (credit) for loan losses                                     45          (55)
                                                                 --------     --------
Net interest income, after provision (credit) for loan losses      10,710       10,280
                                                                 --------     --------
Non-interest income:
   Gain on securities, net                                            510        1,443
   Service charges on deposit accounts                              1,327        1,154
   Credit card fees                                                   691          677
   Trust fees                                                         423          362
   Non-deposit investment fees                                        334          276
   Miscellaneous                                                      116          322
                                                                 --------     --------
         Total non-interest income                                  3,401        4,234
                                                                 --------     --------
Non-interest expenses:
   Salaries and employee benefits                                   7,085        6,153
   Occupancy and equipment                                          2,054        1,790
   Data processing                                                  1,033          824
   Professional fees                                                  991          574
   Credit card interchange                                            507          474
   Advertising and marketing                                          434          412
   Other general and administrative                                 1,669        1,314
                                                                 --------     --------
         Total non-interest expenses                               13,773       11,541
                                                                 --------     --------

Income before income taxes                                            338        2,973

Provision (benefit) for income taxes                                 (141)         931
                                                                 --------     --------

         Net income                                              $    479     $  2,042
                                                                 ========     ========

Weighted average common shares outstanding:
   Basic                                                            1,909        1,755
                                                                 ========     ========
   Diluted                                                          1,950        1,813
                                                                 ========     ========

Earnings per share:
   Basic                                                         $   0.25     $   1.16
                                                                 ========     ========
   Diluted                                                       $   0.25     $   1.13
                                                                 ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     Years Ended December 31, 2004 and 2003

                                                                            Accumulated
                                                   Additional                  Other
                                           Common    Paid-in    Retained    Comprehensive    Treasury
                                            Stock    Capital    Earnings    Income (Loss)      Stock     Total
                                            -----    -------    --------    -------------      -----     -----
                                                              (In thousands, except share data)

Balance at December 31, 2002                $1,778    $5,881    $ 5,872         $ 613         $(136)    $ 14,008
                                                                                                        --------
Comprehensive income:
  Net income                                    --        --      2,042            --            --        2,042
  Unrealized loss on securities
    available for sale, net of
    reclassification adjustment
    and tax effect                              --        --         --          (732)           --         (732)
                                                                                                        --------
      Total comprehensive income                --        --         --            --            --        1,310
                                                                                                        --------

Treasury stock issued (4,440 shares)            --        13         --            --            25           38
Cash dividends declared ($.05 per share)        --        --        (88)           --            --          (88)
                                            ------    ------    -------         -----         -----     --------

Balance at December 31, 2003                 1,778     5,894      7,826          (119)         (111)      15,268
                                                                                                        --------

Comprehensive income:
  Net income                                    --        --        479            --            --          479
  Unrealized loss on securities
    available for sale, net of
    reclassification adjustment
    and tax effect                              --        --         --          (338)           --         (338)
                                                                                                        --------
      Total comprehensive income                                                                             141
                                                                                                        --------

Proceeds from issuance of common
  stock (300,000 shares), net                  300     3,304         --            --            --        3,604
Proceeds from exercise of warrrants
  (162,000 shares)                             162       738         --            --            --          900
Cash dividends declared ($.05 per share)        --        --        (95)           --            --          (95)
                                            ------    ------    -------         -----         -----     --------

Balance at December 31, 2004                $2,240    $9,936    $ 8,210         $(457)        $(111)    $ 19,818
                                            ------    ------    -------         -----         -----     --------

The accompanying notes are an integral part of these consolidated financial statements.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Years Ended December 31, 2004 and 2003

                                                                    2004          2003
                                                                 ---------     ---------
                                                                     (In thousands)
Cash flows from operating activities:
  Net income                                                     $     479     $   2,042
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision (credit) for loan losses                                45           (55)
      Gain on sales and calls of securities, net                      (810)       (1,443)
      Write-down of impaired security                                  300            --
      Depreciation and amortization of premises and equipment          706           687
      Net amortization of securities, including
        certificates of deposit                                        829         2,475
      Deferred tax provision (benefit)                                (372)          242
      Equity loss in limited partnership                                 8            63
      Derivative fair value adjustments                                 97           101
      Amortization of intangible assets                                 47            --
      Net change in other assets and other liabilities                (549)       (1,136)
                                                                 ---------     ---------
          Net cash provided by operating activities                    780         2,976
                                                                 ---------     ---------

Cash flows from investing activities:
  Purchase of certificates of deposit                               (1,178)       (2,500)
  Activity in available-for-sale securities:
    Purchases                                                     (174,494)     (131,432)
    Sales                                                           84,594        77,051
    Maturities, calls and paydowns                                  52,156        64,323
  Activity in held-to-maturity securities:
    Purchases                                                       (1,476)      (31,112)
    Sales                                                            1,116            --
    Maturities, calls and paydowns                                   7,595         1,866
  Purchase of Federal Home Loan Bank stock                              --        (1,570)
  Purchase of Federal Reserve Bank stock                               (60)         (168)
  Loan originations, net of repayments                             (12,424)      (19,997)
  Additions to premises and equipment, net                            (864)       (1,031)
  Net cash received in acquisition of Cambridge branch               9,552            --
  Net cash paid in acquisition of the deBurlo Group                 (2,031)           --
                                                                 ---------     ---------
          Net cash used in investing activities                    (37,514)      (44,570)
                                                                 ---------     ---------

Cash flows from financing activities:
  Net increase in deposits                                          46,600         8,063
  Net change in short-term borrowings                                4,214        15,265
  Proceeds from long-term debt                                          --        16,000
  Repayment of long-term debt                                      (17,098)       (3,162)
  Repayment of subordinated debentures                              (2,000)           --
  Proceeds from issuance of common stock                             3,604            --
  Proceeds from exercise of common stock warrants                      900            --
  Proceeds from issuance of treasury stock                              --            38
  Cash dividends paid                                                  (95)          (88)
                                                                 ---------     ---------
          Net cash provided by financing activities                 36,125        36,116
                                                                 ---------     ---------

Net decrease in cash and cash equivalents                             (609)       (5,478)

Cash and cash equivalents at beginning of year                       9,685        15,163
                                                                 ---------     ---------

Cash and cash equivalents at end of year                         $   9,076     $   9,685
                                                                 =========     =========

Supplemental disclosures:
  Interest paid                                                  $   6,142     $   5,549
  Income taxes paid, net                                                80           877

The accompanying notes are an integral part of these consolidated financial statements.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2004 and 2003


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Business and Operating Segments

      First Ipswich Bancorp (the "Company") is a Massachusetts corporation organized in 1985 primarily to become the holding company of The First National Bank of Ipswich (the "Bank"). The Bank is a federally chartered bank incorporated in 1892 and is headquartered in Ipswich, Massachusetts. The Bank operates its business from offices located in northeastern Massachusetts and southern New Hampshire. The Bank is engaged principally in the business of attracting deposits from the general public and investing those deposits in residential and commercial real estate loans, and in small business, consumer and credit card loans.

      Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for the way that public business enterprises report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Generally, financial information is to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Management evaluates the Company's performance and allocates resources based on a single segment concept. Accordingly, there are no separately identified operating segments for which discrete financial information is available. On December 31, 2004, the Bank completed its acquisition of The de Burlo Group, Inc. (see Note 2). It is anticipated that the activities of The de Burlo Group will be reflected as a separate operating segment in future periods. The Company does not derive revenues from, or have assets located in foreign countries, nor does it derive revenues from any single customer that represents 10% or more of the Bank's total revenues.

      Basis of Presentation and Consolidation

      The consolidated financial statements include the accounts of the Company, the Bank and the Bank's subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company's wholly-owned subsidiaries, First Ipswich Capital Trust I and First Ipswich Statutory Trust II (see Note 8), are accounted for on the equity method.

      Reclassifications

      Certain amounts in the 2003 consolidated financial statements have been reclassified to conform to the 2004 presentation.

      Use of Estimates

      In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the recognition of impairment related to investment securities and intangible assets, including goodwill.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Cash and Cash Equivalents

      For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold with original maturities of less than ninety days.

      The Bank is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2004 and 2003, these reserve balances amounted to $5,003,000 and $4,286,000, respectively.

      Securities

      Debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and recorded at amortized cost. All other securities are classified as "available for sale" and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss).

      Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

      Loans

      The Company grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans in Ipswich and surrounding communities. The ability of the Company's debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

      Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balance adjusted by the allowance for loan losses and net deferred loan origination fees or costs. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield over the contractual lives of the loans using the interest method.

      Interest on loans is recognized on the accrual method based on the principal amount outstanding. Accrual of interest is discontinued on a loan, and any balance of accrued interest is reversed against current earnings, when management believes that the collection of interest is doubtful. This generally occurs when the loan becomes ninety days past due, based on the contractual terms of the loan, unless the loan is well-secured and in the process of collection.

      The Bank considers all commercial loans that are in non-accrual status and all troubled debt restructurings as impaired loans. Additionally, the Bank reviews all other classified and delinquent assets for potential impairment. Cash receipts of interest income on impaired loans are credited to principal to the extent the collectibility of the net carrying amount of the loan is considered doubtful. When recognition of interest income on an impaired loan on the cash basis is appropriate, the amount of income that is recognized is limited to that which would have been accrued on the net carrying amount of the loan at the contractual interest rate. Any cash interest payments received in excess of the limit and not applied to reduce the net carrying amount of the loan are recorded as recoveries of charge-offs until the charge-offs are fully recovered.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Allowance for Loan Losses

      The allowance for loan losses is based on estimates, and ultimate losses may vary from the current estimates. The adequacy of the allowance is evaluated regularly by management. As adjustments become necessary, they are reported through a provision or credit for loan losses reflected in the results of operations for the period in which they become known. Factors considered in evaluating the adequacy of the allowance include previous loss experience, current economic conditions and their effect on borrowers, the performance of individual loans in relation to contract terms and the estimated fair values of any collateral held by the Bank. Losses are charged against the allowance when management believes that uncollectibility is confirmed. Subsequent recoveries, if any, are credited to the allowance.

      Key elements of the estimates, including those used in independent appraisals, are dependent upon the economic conditions prevailing at the time of the estimates. The inherent uncertainties in the assumptions relative to real estate project sales, prices or rental rates and the ability of various borrowers to continue to perform under their current contractual lending arrangements may result in the ultimate realization of amounts on certain loans that are significantly different from the amounts reflected in these consolidated financial statements.

      Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. As a practical expedient, impairment may be measured based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded balance of the loan, the impairment is recorded through a valuation allowance.

      The allowance consists of specific, general and unallocated loss components. The specific loss component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. Qualitative factors include (1) economic trends and industry conditions, (2) the levels of and trends in delinquent loans, impaired loans and charge-offs,
      (3) trends in the volume and terms of loans, (4) effects of changes in underwriting standards, policy exceptions and lending policy, (5) the experience of lending management staff and (6) effects of changes in credit conditions. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specified and general losses in the portfolio.

      Premises and Equipment

      Land is carried at cost. Buildings, leasehold improvements and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed principally on the straight-line method over the estimated useful lives of the related assets or the terms of the leases, if shorter.

      Goodwill and Other Intangible Assets

      Goodwill and other intangible assets include goodwill associated with the acquisition of The de Burlo Group (See Note 2) which will be evaluated for impairment on an annual basis. Intangible assets refer to customer relationships acquired in association with the Cambridge branch and The de Burlo Group acquisitions which are being amortized on a straight-line basis over ten years. The intangible assets will be evaluated for impairment on an annual basis.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Investment in Limited Partnership

      The Bank's investment in a venture capital limited partnership is accounted for using the equity method. During the year ended December 31, 2004, the Bank reduced its cost basis in the partnership to zero. At December 31, 2003, the balance included in other assets in the consolidated balance sheets was $8,000. The equity loss in the limited partnership was $8,000 and $63,000 for the years ended December 31, 2004 and 2003, respectively, and has been charged to miscellaneous income in the accompanying consolidated statements of income.

      Derivative Financial Instruments

      All derivative financial instruments, such as interest rate agreements and embedded derivatives, are recognized as assets or liabilities in the consolidated balance sheet and measured at fair value. At times, the Company enters into interest rate agreements to protect against future fluctuations in the interest rates of specifically identified assets or liabilities. The Company records the changes in value of its interest rate agreements and embedded derivatives in miscellaneous income in the accompanying consolidated statements of income.

      Advertising Costs

      Advertising costs are expensed as incurred.

      Income Taxes

      Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted accordingly through the provision for income taxes. The Bank's base amount of its federal income tax reserve for loan losses is a permanent difference for which there is no recognition of a deferred tax liability. However, the loan loss allowance maintained for financial reporting purposes is a temporary difference with allowable recognition of a related deferred tax asset, if it is deemed realizable.

      Stock Option Plans

      During 2004, the Board of Directors approved two stock option plans, the 2004 Incentive Stock Option Plan for Key Employees and the 2004 Directors Plan. These plans provide for the granting of up to 220,000 options to employees and directors to purchase shares of the Company's common stock. Options are granted at the market price at the time of grant based on the most recent arms-length trade price. Options expire after ten years and vesting is determined upon grant at the Board of Directors' discretion. No options have been granted from either of the plans.

      Earnings Per Common Share and Warrants

      Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Earnings Per Common Share and Warrants (concluded)

      In connection with a private placement offering in 2000 (see Note 8), the Company issued exercisable warrants to purchase 162,000 shares of the Company's common stock at $5.56 per share. On December 29, 2004, the warrants were exercised and proceeds received upon exercise amounted to $900,000. For purposes of computing diluted weighted average common shares outstanding, 41,000 and 58,000 additional common shares were assumed issued in 2004 and 2003, respectively, as a result of dilutive warrants outstanding and the assumed repurchase of common stock with the proceeds of the warrants using the treasury stock method.

      Trust Assets

      Trust assets held in a fiduciary or agent capacity are not included in the accompanying consolidated balance sheets because they are not assets of the Company.

      Comprehensive Income

      Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the consolidated balance sheet, such items, along with net income, are components of comprehensive income (loss).

      The components of other comprehensive income (loss) and related tax effects are as follows:

                                                        Years Ended December 31,
                                                        ------------------------
                                                           2004         2003
                                                         --------     --------
                                                             (In thousands)

      Unrealized holding gains on
        available-for-sale securities                    $     16     $    205
      Reclassification adjustment for realized and
        unrealized net gains reflected in income             (510)      (1,443)
                                                         --------     --------
      Net unrealized losses                                  (494)      (1,238)

      Tax effect                                              156          506
                                                         --------     --------

      Net-of-tax amount                                  $   (338)    $   (732)
                                                         ========     ========

      Recent Accounting Pronouncements

      In March 2004, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 105, Application of Accounting Principles to Loan Commitments, which provides guidance regarding loan commitments that are accounted for as derivative instruments. In this SAB, the SEC determined that an interest rate lock commitment should generally be valued at zero at inception. The rate locks will continue to be adjusted for changes in value resulting from changes in market interest rates. This SAB did not have any effect on the Company's financial position or results of operations.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (concluded)

      Recent Accounting Pronouncements (concluded)

      On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment," which is an Amendment of FASB Statement Nos. 123 and 95. SFAS No. 123R changes, among other things, the manner in which share-based compensation, such as stock options, will be accounted for by both public and non-public companies, and will be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. For public companies, the cost of employee services received in exchange for equity instruments including options and restricted stock awards generally will be measured at fair value at the grant date. The grant date fair value will be estimated using option-pricing models adjusted for the unique characteristics of those options and instruments, unless observable market prices for the same or similar options are available. The cost will be recognized over the requisite service period, often the vesting period, and will be remeasured subsequently at each reporting date through settlement date.

      The changes in accounting will replace existing requirements under SFAS No. 123, "Accounting for Stock-Based Compensation," and will eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees," which does not require companies to expense options if the exercise price is equal to the trading price at the date of grant. The accounting for similar transactions involving parties other than employees would remain unchanged.

      On September 30, 2004, the FASB issued FASB Staff Position ("FSP") Emerging Issues Task Force ("EITF") Issue No. 03-1-1 delaying the effective date of paragraphs 10-20 of EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", which provides guidance for determining the meaning of "other-than-temporarily impaired" and its application to certain debt and equity securities within the scope of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment, which might mean maturity. The delay of the effective date of EITF 03-1 will be superceded concurrent with the final issuance of proposed FSP Issue 03-1-a. Proposed FSP Issue 03-1-a is intended to provide implementation guidance with respect to all securities analyzed for impairment under paragraphs 10-20 of EITF 03-1. Management continues to closely monitor and evaluate how the provisions of EITF 03-1 and proposed FSP Issue 03-1-a will affect the Company.

2.    ACQUISITIONS

      Cambridge Branch

      On April 1, 2004, the Company completed the acquisition of a branch operation in Cambridge, Massachusetts at a purchase price of $760,000. The purchase of the branch was not deemed a business combination and, thus no goodwill has been recognized on the transaction. The purchase price was allocated to assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition. The excess of the purchase price over the net fair value of assets acquired and liabilities assumed, was allocated to a core deposit intangible (CDI) related to the long-term value of depositor relationships. CDI will be amortized over 10 years on a straight-line basis, or $62,000 per year. Amortization of $47,000 has been recorded for the year ended December 31, 2004. During the year ended December 31, 2004, the Company recorded $72,000 in expenses related to the acquisition and conversion of the branch.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

      ACQUISITIONS (concluded)

      Cambridge Branch (concluded)

      The following table summarizes estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

      Tangible assets acquired, principally cash                       $ 10,332
      Liabilities assumed                                               (10,194)
                                                                       --------
         Fair value of net assets acquired                                  138

      Purchase price                                                        760
                                                                       --------

         Core deposit intangible                                       $    622
                                                                       ========

      The de Burlo Group

      On December 31, 2004, the Bank acquired 100 percent of the outstanding capital stock of The de Burlo Group, Inc. ("de Burlo"). de Burlo is an investment advisory firm serving the needs of municipalities and individuals throughout the Greater Boston area. The purchase was accounted for using the purchase method of accounting with assets acquired and liabilities assumed recorded at fair value.

      The initial purchase price was $2,126,000 in cash to the stockholders of de Burlo. The initial purchase price was determined by a formula based upon the anticipated annual revenue from certain investment advisory accounts of de Burlo. The terms of the purchase also include deferred payment provisions, which would be payable to stockholders of de Burlo based upon the successful achievement of certain financial milestones following each of the two and four year anniversaries of the closing date. It is anticipated that the deferred payments will be recorded as additions to goodwill upon payment. The initial purchase price and deferred payments shall not exceed $4,500,000.

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

      Cash and accounts receivable                                      $   311
      Intangible asset applicable to long-term customer contracts           590
                                                                        -------
         Total assets acquired                                              901

      Accounts payable                                                     (590)
                                                                        -------
         Net assets acquired                                                311

      Purchase price                                                      2,126
                                                                        -------

         Goodwill                                                       $ 1,815
                                                                        =======

      The intangible asset allocated to long-term customer contracts is being amortized over 10 years on a straight-line basis, or $59,000 per year. As the transaction closed on December 31, 2004, no amortization has been accrued. All goodwill recorded is expected to be deductible for tax purposes.

      During the years ended December 31, 2004 and 2003, de Burlo recorded revenues of $1,499,000 (unaudited) and $1,388,000 (unaudited), respectively. Operating expenses amounted to approximately $1,017,000 (unaudited) and $1,077,000 (unaudited) for the years ended December 31, 2004 and 2003, respectively. The accompanying consolidated income statements reflect no revenues or expenses from de Burlo's operations as the transaction closed on December 31, 2004.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

3.    SECURITIES

      The amortized cost and estimated fair value of securities, with gross unrealized gains and losses, follows:

                                                            December 31, 2004
                                             --------------------------------------------------
                                                            Gross         Gross
                                             Amortized    Unrealized    Unrealized       Fair
                                                Cost        Gains        Losses         Value
                                             ---------    ---------     ---------     ---------
                                                              (In thousands)
      Securities Available for Sale
        U.S. Government agency
          obligations                        $  46,054    $      26     $    (191)    $  45,889
        Trust preferred securities                 970            4            --           974
        Mortgage-backed and
          asset-backed securities               86,997          254          (697)       86,554
        Corporate bonds                          1,786           --           (40)        1,746
        Municipal bonds                            635           --           (25)          610
                                             ---------    ---------     ---------     ---------
            Total debt securities              136,442          284          (953)      135,773
                                             ---------    ---------     ---------     ---------

        Money market preferred securities       15,200           --            --        15,200
        Marketable equity securities                84           20            --           104
        U.S. Government agency
          preferred stock                        2,956           --           (46)        2,910
                                             ---------    ---------     ---------     ---------
            Total equity securities             18,240           20           (46)       18,214
                                             ---------    ---------     ---------     ---------

                                             $ 154,682    $     304     $    (999)    $ 153,987
                                             =========    =========     =========     =========

      Securities Held to Maturity
        U.S. Government agency
          obligations                        $   3,000    $      --     $     (72)    $   2,928
        Municipal bonds                         16,200          229          (331)       16,098
        Mortgage-backed securities              12,709          111          (295)       12,525
                                             ---------    ---------     ---------     ---------

                                             $  31,909    $     340     $    (698)    $  31,551
                                             =========    =========     =========     =========

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

        SECURITIES (continued)

                                                       December 31, 2003
                                        --------------------------------------------------
                                                       Gross         Gross
                                        Amortized    Unrealized    Unrealized       Fair
                                           Cost        Gains        Losses         Value
                                        ---------    ---------     ---------     ---------
                                                         (In thousands)
      Securities Available for Sale
        U.S. Government agency
          obligations                   $ 22,545     $    228      $     --      $ 22,773
        Trust preferred securities        14,171            7           (84)       14,094
        Mortgage-backed securities        78,038          555          (736)       77,857
        Municipal bonds                      639           --           (13)          626
                                        --------     --------      --------      --------
            Total debt securities        115,393          790          (833)      115,350

        Marketable equity securities          84           14            --            98
        U.S. Government agency
          preferred stock                  1,770           --          (172)        1,598
                                        --------     --------      --------      --------

            Total equity securities     $117,247     $    804      $ (1,005)     $117,046
                                        ========     ========      ========      ========

      Securities Held to Maturity
        U.S. Government agency
         obligations                    $  3,000     $     --      $    (82)     $  2,918
        Municipal bonds                   16,325          123          (377)       16,071
        Mortgage-backed securities        19,892          197          (416)       19,673
                                        --------     --------      --------      --------

                                        $ 39,217     $    320      $   (875)     $ 38,662
                                        ========     ========      ========      ========

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

      SECURITIES (continued)

      Contractual maturities of debt securities at December 31, 2004 are summarized as follows. Expected maturities will differ from contractual maturities because certain obligors have the right to call debt securities without prepayment penalties.

                                     Available for Sale       Held to Maturity
                                    --------------------    --------------------
                                    Amortized      Fair     Amortized      Fair
                                       Cost       Value        Cost       Value
                                    --------    --------    --------    --------
                                                  (In thousands)
      Due within 1 year             $    996    $    996    $     --    $     --
      Due after 1 year through
        5 years                       42,556      42,385         318         319
      Due after 5 years through
        10 years                       4,288       4,254       4,558       4,447
      Due after 10 years               1,605       1,584      14,324      14,260
                                    --------    --------    --------    --------
                                      49,445      49,219      19,200      19,026
      Mortgage-backed securities,
        amortizing monthly            86,997      86,554      12,709      12,525
                                    --------    --------    --------    --------

                                    $136,442    $135,773    $ 31,909    $ 31,551
                                    ========    ========    ========    ========

      For the years ended December 31, 2004 and 2003, proceeds from sales of securities available for sale amounted to $84,594,000 and $77,051,000, respectively. Gross realized gains amounted to $836,000 and $1,588,000, respectively, and gross realized losses amounted to $78,000 and $145,000, respectively. For the year ended December 31, 2004, proceeds from sales of securities held to maturity amounted to $1,116,000. Gross realized gains amounted to $38,000 from the sale of securities held to maturity. Sales of held-to-maturity securities were made in accordance with generally accepted accounting principles, as such securities had paid down 85% or more of the principal balances. The Company also realized $14,000 in net gains from calls of securities and recognized an impairment loss of $300,000 during the year ended December 31, 2004. The tax provision applicable to these net securities gains amounted to approximately $173,000 and $452,000, respectively.

      At December 31, 2004 and 2003, debt securities with an amortized cost of $12,673,000 and $12,407,000, respectively, were pledged to secure treasury tax and loan accounts and repurchase agreements. (See Note 7.)

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

      SECURITIES (continued)

      Information pertaining to securities with gross unrealized losses, at December 31, 2004 and 2003, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

                                                 Less than Twelve Months    Over Twelve Months
                                                 -----------------------  ---------------------
                                                     Gross                  Gross
                                                  Unrealized     Fair     Unrealized     Fair
                                                    Losses       Value      Losses       Value
                                                   --------    --------    --------    --------
      December 31, 2004:                                          (In thousands)
      Securities Available for Sale
      Debt securities:
        U.S. Government agency obligations         $    191    $ 35,529    $     --    $     --
        Mortgage-backed securities                      296      37,768         401      20,864
        Corporate bonds                                  40       1,746          --          --
        Municipal bonds                                  --          --          25         610
                                                   --------    --------    --------    --------
          Total debt securities                         527      75,043         426      21,474
      U.S. Government agency
        preferred stock                                  46       1,440          --          --
                                                   --------    --------    --------    --------
                                                        573      76,483         426      21,474
                                                   --------    --------    --------    --------

      Securities Held to Maturity
      U.S. Government agency obligations                 --          --          72       2,928
      Muncipal bonds                                      3         267         328       8,263
      Mortgage-backed securities                         --          --         295       9,946
                                                   --------    --------    --------    --------
                                                          3         267         695      21,137
                                                   --------    --------    --------    --------

          Total temporarily impaired securities    $    576    $ 76,750    $  1,121    $ 42,611
                                                   ========    ========    ========    ========

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

      SECURITIES (concluded)

                                                 Less than Twelve Months    Over Twelve Months
                                                 -----------------------  ---------------------
                                                     Gross                  Gross
                                                  Unrealized     Fair     Unrealized     Fair
                                                    Losses       Value      Losses       Value
                                                   --------    --------    --------    --------
      December 31, 2003:                                          (In thousands)
      Securities Available for Sale
      Debt securities:
        Trust preferred securities                 $     84    $  8,666    $     --    $     --
        Mortgage-backed securities                      671      47,154          65       3,386
        Municipal bonds                                  13         626          --         610
                                                   --------    --------    --------    --------
          Total debt securities                         768      56,446          65       3,996
      U.S. Government agency
        preferred stock                                  --          --         172         848
                                                   --------    --------    --------    --------
                                                        768      56,446         237       4,844
                                                   --------    --------    --------    --------

      Securities Held to Maturity
      U.S. Government agency obligations                 82       2,918          --          --
      Muncipal bonds                                    377       9,839          --          --
      Mortgage-backed securities                        416      17,059          --          --
                                                   --------    --------    --------    --------
                                                        875      29,816          --          --
                                                   --------    --------    --------    --------

          Total temporarily impaired securities    $  1,643    $ 86,262    $    237    $  4,844
                                                   ========    ========    ========    ========

      Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

      At December 31, 2004, debt securities have unrealized losses with aggregate depreciation of approximately 1% from the Company's amortized cost basis. All holdings are investment grade with a majority being guaranteed by the federal government. Management believes that the current unrealized loss position on all of these securities is the result of the current interest rate environment. As the bond market has been climbing out of a prolonged low interest rate cycle, market anticipation is that rates may continue to increase in the near future which in turn causes lower valuations on current holdings. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, these declines are deemed to be temporary.

      At December 31, 2004, one U.S. Government agency preferred stock has an unrealized loss with depreciation of 3% from the Company's cost basis. Management has assessed credit risk as low. The unrealized loss is a product of the current dividend yield and perpetual nature of the holding. Based on the tax equivalent yield, a low credit risk assessment and the adjustable nature of the dividend, this unrealized loss is deemed to be temporary.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

4.    LOANS AND ALLOWANCE FOR LOAN LOSSES

      A summary of the balances of loans follows:

                                                             December 31,
                                                    ---------------------------
                                                       2004              2003
                                                    ---------         ---------
                                                            (In thousands)
      Real estate mortgage loans:
        Commercial                                  $  60,616         $  53,415
        Residential                                    55,749            56,683
        Construction                                   23,016            17,570
        Home equity                                     9,465             8,429
      Commercial loans                                 19,627            19,468
      Consumer loans                                    1,792             2,279
                                                    ---------         ---------
            Total loans                               170,265           157,844

      Net deferred origination fees                       (42)               (6)
      Allowance for loan losses                        (1,340)           (1,334)
                                                    ---------         ---------

            Loans, net                              $ 168,883         $ 156,504
                                                    =========         =========

      Changes in the allowance for loan losses are as follows:

                                                        Years Ended December 31,
                                                        ------------------------
                                                           2004          2003
                                                         --------      --------
                                                             (In thousands)

      Balance at beginning of year                       $  1,334      $  1,384
      Provision (credit) for loan losses                       45           (55)
      Charge-offs                                             (44)          (53)
      Recoveries                                                5            58
                                                         --------      --------

      Balance at end of year                             $  1,340      $  1,334
                                                         ========      ========

      There were no impaired or non-accrual loans at or during the years ended December 31, 2004 and 2003.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

5.    PREMISES AND EQUIPMENT

      A summary of the cost and accumulated depreciation and amortization of premises, leasehold improvements and equipment follows:

                                                             December 31,
                                                        -------------------      Estimated
                                                          2004        2003      Useful Lives
                                                        -------     -------     ------------
                                                           (In thousands)
      Land                                              $   484     $   484     --
      Buildings and leasehold improvements                5,077       4,799     10-30 years
      Equipment                                           3,506       3,334      3-10 years
                                                        -------     -------
                                                          9,067       8,617
      Less accumulated depreciation and amortization     (3,261)     (2,986)
                                                        -------     -------

                                                        $ 5,806     $ 5,631
                                                        =======     =======

      Depreciation and amortization expense for the years ended December 31, 2004 and 2003 amounted to $706,000 and $687,000, respectively.

6.    DEPOSITS

      A summary of deposit balances follows:

                                                              December 31,
                                                        ------------------------
                                                          2004            2003
                                                        --------        --------
                                                             (In thousands)

      Demand                                            $ 41,098        $ 38,426
      Now                                                 37,505          33,936
      Regular savings                                     34,767          31,120
      Money market deposits                               67,858          42,402
                                                        --------        --------
          Total non-certificate accounts                 181,228         145,884
                                                        --------        --------

      Term certificates of $100,000 and over              25,212          10,644
      Term certificates less than $100,000                48,402          41,530
                                                        --------        --------
          Total certificate accounts                      73,614          52,174
                                                        --------        --------

                                                        $254,842        $198,058
                                                        ========        ========

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

      DEPOSITS (concluded)

      A summary of term certificates, by maturity, is as follows:

                                       December 31, 2004      December 31, 2003
                                       -----------------      -----------------
                                                 Weighted               Weighted
                                                  Average                Average
                                     Amount        Rate      Amount       Rate
                                     ------        ----      ------       ----
                                               (Dollars in thousands)

      Within 1 year                  $58,143       2.37%    $36,709       2.29%
      After 1 year through 3 years    14,640       2.97      13,594       2.96
      After 3 years through 5 years      831       3.02       1,871       3.70
                                     -------                -------

                                     $73,614       2.49%    $52,174       2.51%
                                     =======                =======

7.    BORROWED FUNDS

      Short-term borrowings

      Short-term borrowings with original maturities of ninety days or less consist of the following:

                                       December 31, 2004      December 31, 2003
                                       -----------------      -----------------
                                                 Weighted             Weighted
                                                  Average              Average
                                       Amount      Rate      Amount     Rate
                                       ------      ----      ------     ----
                                               (Dollars in thousands)
      Securities sold under
        agreements to repurchase       $11,977     2.54%    $10,542     2.06%
      Federal Reserve Bank advances         98     0.04         290     0.01
      Federal Home Loan Bank
        advances                        54,393     2.35      51,422     1.13
                                       -------              -------

                                       $66,468     2.38%    $62,254     1.28%
                                       =======              =======

      Securities sold under agreements to repurchase are funds borrowed from customers on an overnight basis that are secured by U.S. Government agency obligations. The amount of securities collateralizing the agreements to repurchase remains in securities and the obligation to repurchase securities sold is reflected as a liability in the consolidated balance sheets.

      Federal Reserve Bank of Boston ("FRB") advances represent treasury tax and loan deposits due to the FRB. The interest rate adjusts weekly and certain U.S. Government agency obligations have been pledged as collateral to secure the deposits.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

      BORROWED FUNDS (concluded)

      Long-term Federal Home Loan Bank advances

      Federal Home Loan Bank of Boston ("FHLBB") advances are at fixed rates and consist of the following:

                                                     Amount at
                                                     December 31,       Weighted Average Rate
                                                 ------------------     ---------------------
               Maturity*                           2004       2003         2004        2003
      ---------------------------                  ----       ----         ----        ----
                                                   (In thousands)
                 2004                            $    --    $ 9,000          --%       1.35%
                 2007                                 --      3,000          --        1.35
                 2008                              3,000      3,000        4.49        4.49
                 2009                              5,000      5,000        5.91        5.91
                 2010                              6,000      6,000        4.85        4.85
                 2011                             15,250     15,250        4.74        4.74
                 2012                              2,500      2,500        2.69        2.69
      Amortizing advances, requiring
        monthly principal and interest
        of $439,000 for both years                 5,633     10,731        2.11        2.01
                                                 -------    -------

                                                 $37,383    $54,481        4.36%       3.47%
                                                 =======    =======

      * Non-amortizing advances are generally callable at future specified dates in accordance with the terms of the individual advances.

      The Bank also has an available line of credit with the FHLBB at an interest rate that adjusts daily. Borrowings under the line are limited to 2% of the Bank's total assets. There were no advances outstanding under the line of credit at December 31, 2004 and 2003. All borrowings from the FHLBB are secured by a blanket lien on qualified collateral, defined principally as 90% of the fair value of U.S. Government agency obligations and 75% of the carrying value of first mortgage loans on owner-occupied residential property.

8.    SUBORDINATED DEBENTURES

      On December 29, 2000, the Company raised net proceeds of $2.9 million in a sale of $3.0 million of subordinated debentures to First Ipswich Capital Trust 1 (the "Trust"), a wholly-owned subsidiary of the Company. The Trust funded the purchase through a private placement of 3,000 capital securities representing preferred ownership interests in the assets of the Trust with a liquidation value of $1,000 each. Using interest payments made by the Company on the debentures, the Trust pays quarterly dividends to preferred security holders. The annual percentage rate of interest payable on the subordinated debentures and the cumulative dividends payable on the preferred securities is 10.0%. The Company has the option to defer interest payments on the subordinated debentures for up to five years and, accordingly, the Trust may defer dividend distributions for up to five years. The debentures and the preferred securities mature in December 2030 unless the Company elects and obtains regulatory approval to accelerate the maturity date to December 2005 or thereafter. During 2004, the Trust offered security holders the option of redeeming the capital securities. As a result, on October 13, 2004, 2,000 capital securities were redeemed by the Trust. Consequently, $2.0 million of the subordinated debentures were redeemed by the Company.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

      SUBORDINATED DEBENTURES (concluded)

      On September 25, 2002, the Company raised net proceeds of $5.8 million in a sale of $6.0 million of subordinated debentures to First Ipswich Statutory Trust II (the "Trust"), a wholly-owned subsidiary of the Company. The Trust funded the purchase by participating in a pooled offering of 6,000 capital securities representing preferred ownership interests in the assets of the Trust with a liquidation value of $1,000 each. Using interest payments made by the Company on the debentures, the Trust pays quarterly dividends to preferred security holders. At December 31, 2004 and 2003, the annual percentage rate of interest payable on the subordinated debentures and dividends payable on the preferred securities was 5.95% and 4.54%, respectively. Each succeeding payment date will be at a rate equal to the three month Libor rate plus 3.4%; not to exceed 11.9%. The Company has the option to defer interest payments on the subordinated debentures for up to five years and, accordingly, the Trust may defer dividend distributions for up to five years. The debentures and the preferred securities mature in September 2032 unless the Company elects and obtains regulatory approval to accelerate the maturity date to September 2007 or thereafter.

      The outstanding trust preferred securities may be included in regulatory Tier 1 capital (see Note 16), subject to a limitation that such amounts not exceed 25% of Tier 1 capital. At December 31, 2004 and 2003, trust preferred securities aggregating $6,752,000 and $5,097,000, respectively, are included in Tier 1 capital. Deferred debt financing costs are being amortized over the life of the debentures. Amortization is accelerated for the portion of such costs that relate to debentures redeemed prior to maturity.

9.    INCOME TAXES

      The components of the provision (benefit) for income taxes are as follows:

                                                        Years Ended December 31,
                                                        ------------------------
                                                           2004        2003
                                                          ------      ------
                                                            (In thousands)
      Current tax provision:
        Federal                                           $  193      $  571
        State                                                 38         118
                                                          ------      ------
                                                             231         689
                                                          ------      ------
      Deferred tax provision (benefit):
        Federal                                             (321)        205
        State                                                (51)         37
                                                          ------      ------
                                                            (372)        242
                                                          ------      ------

            Total tax provision (benefit)                 $ (141)     $  931
                                                          ======      ======

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

      INCOME TAXES (continued)

      The following is a reconciliation of the effective income tax rates and amounts in the consolidated statements of income with the statutory federal income tax rate and amount:

                                                           Years Ended December 31,
                                                  -------------------------------------------
                                                         2004                     2003
                                                  -------------------     -------------------
                                                  Amount       Rate        Amount       Rate
                                                 -------     -------      -------     -------
                                                            (Dollars in thousands)

      Statutory tax rate and amount              $   115        34.0%     $ 1,011        34.0%
      Increase (decrease) resulting from:
        State tax, net of federal tax benefit         (9)       (2.7)         103         3.5
        Dividends received deduction                 (20)       (5.9)         (31)       (1.0)
        Tax exempt income                           (240)      (71.1)        (168)       (5.7)
        Other                                         13         3.9           16         0.5
                                                 -------     -------      -------     -------

      Effective tax rate and amount              $  (141)      (41.8%)    $   931        31.3%
                                                 =======     =======      =======     =======

      The components of the net deferred tax asset, included in other assets, are as follows:

                                                              December 31,
                                                        -----------------------
                                                          2004           2003
                                                        --------       --------
                                                             (In thousands)
      Deferred tax assets:
        Federal                                         $  1,170       $    688
        State                                                269            237
                                                           1,439            925
      Deferred tax liabilities:
        Federal                                             (203)          (214)
        State                                                (37)           (40)
                                                            (240)          (254)
                                                        --------       --------

      Net deferred tax asset                            $  1,199       $    671
                                                        ========       ========

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

      INCOME TAXES (concluded)

      The tax effects of each item that gives rise to deferred taxes are as follows:

                                                                December 31,
                                                          ---------------------
                                                            2004         2003
                                                          --------     --------
                                                              (In thousands)

      Net unrealized loss on securities
        available for sale                                $    238     $     82
      Limited partnership                                       26           40
      Allowance for loan losses                                548          546
      Employee benefit plans                                   293          234
      Depreciation                                            (240)        (254)
      Write-down of impaired security                          102           --
      Alternative minimum tax                                   63           --
      Derivative fair value adjustments                         73           --
      Other, net                                                96           23
                                                          --------     --------

      Net deferred tax asset                              $  1,199     $    671
                                                          ========     ========


      A summary of the change in the net deferred tax asset is as follows:

                                                        Years Ended December 31,
                                                        ------------------------
                                                            2004        2003
                                                          --------    --------
                                                             (In thousands)

      Balance at beginning of year                        $    671    $    407
      Deferred tax benefit (provision)                         372        (242)
      Change in deferred tax effect of net unrealized
        loss on securities available for sale                  156         506
                                                          --------    --------

      Balance at end of year                              $  1,199    $    671
                                                          ========    ========

10.   EMPLOYEE BENEFITS

      401(k) Plan

      The Bank sponsors a defined contribution 401(k) plan whereby an eligible employee may contribute up to 15% of compensation, and the Bank will make a matching contribution equal to 50% of the first 5% of an employee's compensation contributed to the plan. As of January 1, 2005, the Bank increased its matching contribution to 100% of the first 3% and 50% of the next 2% of an employee's compensation contributed to the plan. Expenses related to the 401(k) plan for 2004 and 2003 were $96,000 and $88,000, respectively.

      Supplemental Executive Retirement Plans

      During 2004, the Company entered into agreements with certain executive officers which provide supplemental retirement benefits commencing upon retirement. The present value of expected retirement benefits is being accrued over the periods in which the benefits vest to the executive. Expenses attributable to the plans amounted to $195,000 for the year ended December 31, 2004.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

11.   COMMITMENTS AND CONTINGENCIES

      Lease Commitments

      As of December 31, 2004, the Company was obligated under noncancelable operating leases for bank premises. Minimum rentals due in future periods under these existing agreements are as follows:

            Year Ending
            December 31,                       Amount
            ------------                       ------
                                           (In thousands)

              2005                           $    671
              2006                                569
              2007                                534
              2008                                509
              2009                                257
            Thereafter                            138
                                             --------

                                             $  2,678
                                             ========

      Certain leases contain provisions for escalation of minimum lease payments, not included above, that are generally contingent upon increases in real estate taxes and percentage increases in the consumer price index. Total rent expense amounted to $663,000 and $495,000 for 2004 and 2003, respectively.

      Employment Agreements

      The Bank has entered into employment agreements with certain executive officers which generally provide for annual base salary and certain other benefits. The agreements also provide for lump sum severance payments following a "change of control," as defined in the agreements.

      Legal Claims

      In the ordinary course of business, various legal claims arise which, in the opinion of management, will not have a material adverse effect on the Company's consolidated financial position or results of operations.

12.   FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

      Loan Commitments

      The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the accompanying consolidated balance sheets. The contractual amount of these instruments reflects the extent of involvement that the Bank has in particular classes of financial instruments. Management uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

      FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK (concluded)

      Loan Commitments (concluded)

      Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon the extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies, but may include secured interests in mortgages, accounts receivable, inventory, property, plant and equipment, and income-producing properties.

      Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

      At December 31, 2004 and 2003, the following financial instruments were outstanding for which contract amounts represent credit risk:

                                                                Contract Amount
                                                                ---------------
                                                                2004       2003
                                                                ----       ----
                                                                (In thousands)

      Commitments to originate loans                          $13,479    $ 6,712
      Unadvanced portions of consumer loans (including
        credit card loans)                                      4,815      4,486
      Unadvanced portions of commercial real estate loans      11,309     11,270
      Unadvanced portions of home equity loans                  8,964      7,566
      Unadvanced portions of commercial lines-of-credit         5,886      4,918
      Unadvanced portions of residential construction loans     1,031      1,861
      Standby letters-of-credit                                   140         60

13.   DERIVATIVE INSTRUMENTS

      Interest Rate Agreements

      Interest rate agreements are used to manage the impact of fluctuating interest rates on net interest income. An interest rate cap agreement was outstanding at December 31, 2003, the purpose of which was to reduce the impact of rising interest rates on long-term interest bearing liabilities. The agreement matured on March 12, 2004, and covered a $10 million notional amount at a cap rate of 6%. At December 31, 2003, the fair value of the interest rate cap agreement was $0.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

      DERIVATIVE INSTRUMENTS (concluded)

      Embedded Derivative Instruments

      The Bank has purchased certificates of deposit and a corporate bond for which the return is based on the performance of various stock indices. These instruments guarantee a return of principal upon maturity. The investment strategy is to diversify the investment portfolio. The embedded equity index features are separately accounted for as derivative instruments and recorded at fair value with the change in fair value recorded as a component of other income. At December 31, 2004 and 2003, the equity index features had an asset value of $340,000 and $156,000, respectively, which is included in other assets. Decreases in the fair value of equity index features resulted in adjustments of $97,000 and $101,000 which was charged to miscellaneous income for the years ended December 31, 2004 and 2003, respectively.

14.   RELATED PARTY TRANSACTIONS

      In the ordinary course of business, the Bank has granted loans to related parties amounting to $1,475,000 and $1,753,000 at December 31, 2004 and 2003, respectively. Related parties include executive officers, directors, principal shareholders, or any associate (including immediate family members) of such persons. During the year ended December 31, 2004, total principal payments were $414,000.

      Deposit accounts and securities sold under agreements to repurchase with related parties amounted to $12,438,000 and $7,488,000 at December 31, 2004 and 2003, respectively.

15.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of estimated fair values of all financial instruments where it is practicable to estimate such values. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

      Fair value estimates, methods and assumptions are set forth below for the Company's financial instruments.

            Cash and cash equivalents: The fair value of cash and cash equivalents approximates their carrying value.

            Certificates of deposit: The fair value of certificates of deposit is based on the quoted dealer price.

            Securities: Fair values for securities are based on quoted market prices.

            Federal Home Loan Bank stock and Federal Reserve Bank stock: The fair values of Federal Home Loan Bank stock and Federal Reserve Bank stock approximate their carrying values, based on redemption provisions of the issuer.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

      FAIR VALUE OF FINANCIAL INSTRUMENTS (concluded)

            Loans: For variable rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for other loans (e.g., commercial real estate and investment property mortgage loans, commercial and industrial loans) are estimated using discounted cash flow analyses, applying interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

            Accrued interest: The fair value of accrued interest receivable approximates carrying value.

            Derivative assets: The fair values of derivative assets are based on market prices obtained from investment analysts.

            Deposit liabilities: The fair values disclosed for demand deposits, including NOW, regular savings and money market deposits are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

            Short-term borrowings: The fair value of short-term borrowings approximates carrying value.

            Long-term Federal Home Loan Bank advances and subordinated debentures: Fair values for long-term borrowings are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

            Off-balance-sheet instruments: The fair values of the Company's off-balance-sheet instruments (lending commitments) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreement and the counterparties' credit standing. At December 31, 2004 and 2003, the estimated fair value of off-balance-sheet financial instruments was not material.

      The estimated fair values of the Company's financial instruments are as follows:

                                                             December 31,
                                             -----------------------------------------
                                                    2004                    2003
                                             -------------------   -------------------
                                             Carrying     Fair     Carrying     Fair
                                              Amount      Value     Amount      Value
                                             --------   --------   --------   --------
                                                                  (In thousands)
      Financial assets:
        Cash and cash equivalents            $  9,076   $  9,076   $  9,685   $  9,685
        Certificates of deposit                 3,212      3,222      2,253      2,270
        Securities available for sale         153,987    153,987    117,046    117,046
        Securities held to maturity            31,909     31,551     39,217     38,662
        Federal Home Loan Bank stock            5,590      5,590      5,590      5,590
        Federal Reserve Bank stock                549        549        489        489
        Loans                                 168,883    172,223    156,504    161,005
        Accrued interest receivable             1,756      1,756      1,670      1,670
        Derivative assets                         340        340        156        156

      Financial liabilities:
        Deposits                              254,842    255,227    198,058    198,191
        Short-term borrowings                  66,468     66,468     62,254     62,254
        Long-term FHLB advances                37,383     38,807     54,481     55,478
        Subordinated debentures                 7,000      7,039      9,000      9,048

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

16.   REGULATORY CAPITAL REQUIREMENTS

      The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's and Bank's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

      Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004 and 2003, that the Company and the Bank met all applicable capital adequacy requirements to which they are subject.

      As of December 31, 2004, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

      The Company's and the Bank's actual capital amounts and ratios as of December 31, 2004 and 2003 are also presented in the table:

                                                                                         Minimum
                                                                                        To Be Well
                                                                    Minimum          Capitalized Under
                                                                    Capital          Prompt Corrective
                                                Actual            Requirements       Action Provisions
                                           ----------------    ------------------    -----------------
                                           Amount     Ratio    Amount       Ratio    Amount      Ratio
                                           ------     -----    ------       -----    ------      -----
                                                              (Dollars in thousands)
December 31, 2004:

Total capital to risk weighted assets:
    Bank                                  $24,781     11.23%   $17,651       8.0%   $22,064      10.0%
    Consolidated                           25,616     11.58     17,699       8.0        N/A       N/A

Tier 1 capital to risk weighted assets:
    Bank                                   23,441     10.62      8,826       4.0     13,239       6.0
    Consolidated                           24,027     10.86      8,850       4.0        N/A       N/A

Tier 1 capital to average assets:
    Bank                                   23,441      6.19     15,137       4.0     18,922       5.0
    Consolidated                           24,027      6.34     15,162       4.0        N/A       N/A

December 31, 2003:

Total capital to risk weighted assets:
    Bank                                  $24,514     13.08%   $14,999       8.0%   $18,748      10.0%
    Consolidated                           25,626     13.64     15,026       8.0        N/A       N/A

Tier 1 capital to risk weighted assets:
    Bank                                   23,180     12.36      7,499       4.0     11,249       6.0
    Consolidated                           20,390     10.86      7,513       4.0        N/A       N/A

Tier 1 capital to average assets:
    Bank                                   23,180      6.82     13,601       4.0     17,001       5.0
    Consolidated                           20,390      5.99     13,624       4.0        N/A       N/A

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

17.   RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES

      Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. Federal Reserve Board policy provides that a bank or a bank holding company generally should not maintain its existing rate of cash dividends on common stock unless the entity's net income over the past year combined with its retained net income of the preceding two years has been sufficient to fully fund the dividends. Loans or advances from the Bank to the Company are limited to 10 percent of the Bank's capital stock and surplus on a secured basis.

      At December 31, 2004, funds available for the payment of dividends from the Bank to the Company amounted to approximately $4,033,000, and funds available for loans or advances by the Bank to the Company amounted to approximately $2,478,000.

      In addition, dividends paid by the Bank or the Company would be prohibited if the effect thereof would cause the Bank's or the Company's capital to be reduced below applicable minimum capital requirements. Accordingly, $17,651,000 of the Company's equity in the net assets of the Bank was restricted at December 31, 2004.

18.   CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

      Financial information pertaining to First Ipswich Bancorp is as follows:

                                                                  December 31,
                                                               -----------------
      BALANCE SHEETS                                             2004     2003
                                                               -------   -------
                                                                (In thousands)
      Assets
      Cash and cash equivalents with Bank subsidiary           $    38   $   412
      Securities available for sale in the form of marketable
        equity securities, at fair value                           104        98
      Investment in common stock of the Bank                    25,982    23,154
      Investment in common stock of First Ipswich
        Capital Trust I                                              1         1
      Investment in common stock of First Ipswich
        Statutory Trust II                                         186       186
      Other assets                                                 514       423
                                                               -------   -------

          Total assets                                         $26,825   $24,274
                                                               =======   =======

      Liabilities and Stockholders' Equity
      Subordinated debentures to Trust subsidiaries            $ 7,000   $ 9,000
      Other liabilities                                              7         6
                                                               -------   -------
        Total liabilities                                        7,007     9,006
      Stockholders' equity                                      19,818    15,268
                                                               -------   -------

          Total liabilities and stockholders' equity           $26,825   $24,274
                                                               =======   =======

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

      CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (concluded)

                                                                    Years Ended December 31,
                                                                    ------------------------
      STATEMENTS OF INCOME                                              2004        2003
      --------------------                                            --------    --------
                                                                         (In thousands)
      Income:
        Dividends from the Bank                                       $    455    $    625
        Interest income                                                      7          --
        Dividends on marketable equity securities                            2           7
        Gain on sales of marketable equity securities                       --          95
                                                                      --------    --------
            Total income                                                   464         727
                                                                      --------    --------
      Expenses:
        Interest on subordinated debentures                                555         580
        Operating expenses                                                  59          17
                                                                      --------    --------
            Total expenses                                                 614         597
                                                                      --------    --------
      Income (loss) before income taxes and equity in undistributed
        net income of the Bank                                            (150)        130
      Applicable income tax benefit                                       (207)       (168)
                                                                      --------    --------
      Income before equity in undistributed net income
        of the Bank                                                         57         298
      Equity in undistributed net income of the Bank                       422       1,744
                                                                      --------    --------
      Net income                                                      $    479    $  2,042
                                                                      ========    ========

                                                                    Years Ended December 31,
                                                                    ------------------------
      STATEMENTS OF CASH FLOWS                                          2004        2003
      ------------------------                                        --------    --------
                                                                         (In thousands)

      Cash flows from operating activities:
        Net income                                                    $    479    $  2,042
        Adjustments to reconcile net income to net cash
          provided (used) by operating activities:
            Equity in undistributed net income of the Bank                (422)     (1,744)
            Gain on sales of marketable equity securities                   --         (95)
            Other, net                                                     (90)        (57)
                                                                      --------    --------
                Net cash provided (used) by operating activities           (33)        146
                                                                      --------    --------

      Cash flows from investing activities:
        Purchases of marketable equity securities                           --         (74)
        Proceeds from sales of marketable equity securities                 --         382
        Investment in the Bank                                          (2,750)         --
                                                                      --------    --------
                Net cash provided (used) by investing activities        (2,750)        308
                                                                      --------    --------

      Cash flows from financing activities
        Repayment of subordinated debentures                            (2,000)         --
        Proceeds from issuance of treasury stock                            --          38
        Proceeds from issuance of common stock                           3,604          --
        Proceeds from exercise of common stock warrants                    900          --
        Cash dividends paid                                                (95)        (88)
                                                                      --------    --------
                Net cash provided (used) by financing activities         2,409         (50)
                                                                      --------    --------

      Net increase (decrease) in cash and cash equivalents                (374)        404

      Cash and cash equivalents at beginning of year                       412           8
                                                                      --------    --------

      Cash and cash equivalents at end of year                        $     38    $    412
                                                                      ========    ========

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

19.   QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

                                          Fourth      Third       Second      First
                                         Quarter     Quarter     Quarter     Quarter
                                         --------    --------    --------    --------
                                        (Dollars in thousands, except per share amounts)
Year Ended December 31, 2004

Interest and dividend income             $  4,369    $  4,397    $  4,061    $  4,098
Interest expense                            1,693       1,680       1,472       1,325
                                         --------    --------    --------    --------
Net interest income                         2,676       2,717       2,589       2,773
Provision (credit) for loan losses             45          --          --          --
                                         --------    --------    --------    --------
Net interest income, after provision
  (credit) for loan losses                  2,631       2,717       2,589       2,773

Gain (loss) on securities, net               (268)        403         (11)        386
All other income                              735         730         799         627
Operating expenses                          3,530       3,415       3,519       3,309
                                         --------    --------    --------    --------

Income (loss) before income taxes            (432)        435        (142)        477

Provision (benefit) for income taxes         (275)        110        (100)        124
                                         --------    --------    --------    --------

Net income (loss)                        $   (157)   $    325    $    (42)   $    353
                                         ========    ========    ========    ========

Earnings (loss) per share:
Basic                                    $  (0.08)   $   0.16    $  (0.02)   $   0.20
                                         ========    ========    ========    ========

Diluted                                  $  (0.08)   $   0.15    $  (0.02)   $   0.19
                                         ========    ========    ========    ========

Year Ended December 31, 2003

Interest and dividend income             $  4,166    $  3,913    $  3,810    $  3,863
Interest expense                            1,344       1,338       1,424       1,421
                                         --------    --------    --------    --------
Net interest income                         2,822       2,575       2,386       2,442
Provision (credit) for loan losses            (30)        (25)         --          --
                                         --------    --------    --------    --------
Net interest income, after provision
  for loan losses                           2,852       2,600       2,386       2,442

Gain (loss) on securities, net                450          60         294         639
All other income                              546         983         617         645
Operating expenses                          3,057       2,959       2,864       2,661
                                         --------    --------    --------    --------

Income before income taxes                    791         684         433       1,065

Provision for income taxes                    261         206         128         336
                                         --------    --------    --------    --------

Net income                               $    530    $    478    $    305    $    729
                                         ========    ========    ========    ========

Earnings per share:
Basic                                    $   0.30    $   0.27    $   0.17    $   0.42
                                         ========    ========    ========    ========

Diluted                                  $   0.29    $   0.26    $   0.17    $   0.40
                                         ========    ========    ========    ========

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Bancorp has no information to be disclosed under this item.

Item 8A. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

      As required by Rule 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Bancorp's management conducted an evaluation with the participation of Bancorp's Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of Bancorp's disclosure controls and procedures, as of the end of the last fiscal quarter. In designing and evaluating Bancorp's disclosure controls and procedures, Bancorp and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that they believe Bancorp's disclosure controls and procedures are reasonably effective to ensure that information required to be disclosed by Bancorp in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms. Bancorp intends to continue to review and document its disclosure controls and procedures, including its internal controls and procedures for financial reporting, and it may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that Bancorp's systems evolve with its business.

(b) Changes in internal controls over financial reporting

      There were no changes in Bancorp's internal controls over financial reporting identified in connection with Bancorp's evaluation of its disclosure controls and procedures that occurred during Bancorp's last fiscal quarter that have materially affected, or are reasonably likely to materially affect Bancorp's internal control over financial reporting.

Item 8B. Other Information.

Bancorp has no information to be disclosed under this item.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

      The following table sets forth, as to each of Bancorp's directors and executive officers and certain significant employees of Bancorp's subsidiaries, such person's age, position, principal occupation, and the period during which such person has been in such position at Bancorp or a Bancorp subsidiary. Each of Bancorp's executive officers is elected to serve until the first annual meeting of the Directors following the annual meeting of stockholders and thereafter until his successor is elected and has qualified. Each director of Bancorp is also a director of the Bank.

          Name                                                 Position                                 Director
          ----                   Age                 (and Principal Occupation)(1)                  (Officer) since
                                 ---                 -----------------------------                  ---------------
Robert R. Borden, III            62             Director (President & CEO, LandVest, Inc.)                1992
Russell G. Cole                  47              President - Northern Division of Bank (2)                2004
Timothy R. Collins               41               Director (President, EBSCO Publishing)                  2003
Franz Colloredo-Mansfeld         42        Director (CEO & President, Cabot Properties, Inc.)(3)          1999
John T. Coughlin                 56             Director (President, Quinn Brothers, Inc.)                1996
Dr. C. Russell de Burlo, Jr.     80                President and Chief Executive Officer                  2004
                                                           of The de Burlo Group
John P. DiIorio, Jr.             42               Senior Vice President - Lending of Bank                 2003
Robin W. Dushman                 56             Senior Vice President of The de Burlo Group               2004
Stephanie R. Gaskins             65                         Director (retired)                            1995
Donald P. Gill                   50          President of Bancorp and Director, President and             1998
                                                      Chief Executive Officer of Bank
Fitz O. Lufkin, Jr.              69             Director (President, Fitz Lufkin Realtors)                1983
Peter A. Maistrellis             62           Director (President Ipswich Maritime Products)              1975
H.A. Patrican, Jr.               56        Director (President, Ipswich Bay Glass Company, Inc.)          2003
Neil St. John Raymond            61                Chairman of Board of Bancorp and Bank                  1969
                                                 (President, Raymond Property Company)(4)
Neil St. John Raymond, Jr.       27                     Director (Project Manager,                        2003
                                                      Raymond Property Company)(4)(5)
William J. Tinti                 65        Director (Attorney-Tinti, Quinn, Grover & Frey, P.C.)          2002
Peter M. Whitman, Jr.            61           President of Ipswich Capital Investment Corp.,              2003
                                                       a subsidiary of the Bank (6)
Michael J. Wolnik                43                 Chief Financial Officer of Bank and                   1999
                                                           Treasurer of Bancorp

(1) Unless otherwise noted, the principal occupation of each individual set forth below has been the principal occupation of such individual for the past five years.

(2) Prior to joining the Bank in November 2004, Mr. Cole was the President and Chief Executive Officer of GBSI Insurance Group from February 2003 to June 2004. Mr. Cole was also the President and Chief Executive Officer of Ocean National Bank from November 1995 to February 2003.

(3) Mr. Colloredo-Mansfeld is also a director of Cabot Properties, Inc. Cabot Properties, Inc. is a general partner of Cabot Properties L.P., which is a registered investment adviser pursuant to the Investment Advisers Act of 1940. Mr. Colloredo-Mansfeld's employment history is discussed below. See "Executive Compensation - Audit Committee".

(4)   Mr. Raymond is the father of Mr. Raymond, Jr.

(5) Mr. Raymond, Jr. has held his position with Raymond Properties since 2001. Prior to that, Mr. Raymond, Jr. played lacrosse professionally.

(6) Prior to joining Ipswich Capital Investment Corp. in 2003, Mr. Whitman was an executive with Old Mutual PLC, which firm was acquired by Asset Management Co.

      Bancorp's Board of Directors has determined that Mr. Colloredo-Mansfeld is an "audit committee financial expert" and is "independent" (as such terms are defined in Item 401(e)(2) of Regulation S-B and in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act, respectively). For additional information on the Audit Committee and Mr. Colloredo-Mansfeld, please see the Section entitled "Audit Committee" under Item 10 of this Annual Report on Form 10-KSB.

      Bancorp has adopted a Code of Ethics, as defined under the federal securities laws. The Code of Ethics applies to all directors/trustees, officers and employees of Bancorp, the Bank, Ipswich Capital, and The de Burlo Group. A copy of the Code of Ethics is filed as Exhibit 14.1 to this Annual Report on Form 10-KSB.

Item 10. Executive Compensation.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

      The following Summary Compensation Table sets forth the aggregate compensation paid by Bancorp and the Bank on account of services performed during 2004 to the most highly compensated executive officers of Bancorp and the Bank whose aggregate compensation exceeded $100,000.

                                                             Annual Compensation
                                                             -------------------

                                                                               Other
                                                                               Annual     All Other
Executive and Position(1)                  Year   Salary ($)    Bonus ($)     Comp.($)   Comp.($)(2)
-------------------------                  ----   ----------    ---------     --------   -----------

Neil St. John Raymond, Chairman            2004   $134,015      $ 20,000      $  3,552(3)   $117,824
                                           2003   $ 77,625      $ 20,000      $  1,911(3)         --
                                           2002   $ 75,000      $ 25,000      $  2,500(3)         --
Donald P. Gill, President and CEO          2004   $216,547      $159,062      $ 10,594(4)   $ 77,162
                                           2003   $184,957      $ 35,000      $  9,012(4)         --
                                           2002   $178,896      $ 50,000      $  8,653(4)         --
Peter M., Whitman, Jr., President of
  Ipswich Capital Investment Corporation   2004   $180,250      $ 14,800            --            --
                                           2003   $175,000(5)         --            --            --
                                           2002         --            --            --            --
Russell G. Cole, President - Northern
  Division                                 2004   $125,000(6)         --      $    533(6)         --
                                           2003         --            --            --            --
                                           2002         --            --            --            --
Michael J. Wolnik, Treasurer, SVP and CFO  2004   $120,000      $ 20,000            --            --
                                           2003   $112,988      $ 28,000            --            --
                                           2002   $102,821      $ 13,500            --            --

(1) Messrs. Raymond, Gill and Wolnik, hold the indicated offices for both Bancorp and the Bank. Mr. Whitman holds the indicated office with a Bank subsidiary and Mr. Cole holds the indicated office with the Bank.

(2) Represents amounts accrued in accordance with Supplemental Executive Retirement Plans.

(3)   Amounts related to 401(k) plan matching contributions.

(4) Amount related to car allowance, 401(k) plan matching contributions and life insurance premiums.

(5) Mr. Whitman joined Ipswich Capital in 2003. Salary shown represents his annualized salary.

(6) Mr. Cole joined the Bank in November of 2004. Salary shown represents his annualized salary. Other annual compensation represents a car allowance.

EMPLOYMENT AND OTHER AGREEMENTS

      Bancorp has entered into three-year employment agreements with Donald P. Gill, President and Chief Executive Officer, and with Neil St. John Raymond, Chairman of the board of directors. These employment agreements specify the employee's duties and minimum compensation. They also provide for one-year extensions of the initial and any extended term of the employment agreements unless prior notice is given by either party. The employment agreements provide for the consequences of termination of employment by death, disability, involuntary termination with or without "cause" (as defined) and voluntary resignation whether or not for "good reason" (as defined). Among other provisions, if employment is involuntarily terminated by Bancorp for any reason other than "cause," or is voluntarily terminated by the employee for "good reason," Bancorp is required to make additional payments to the employee. During the term of the employment agreements and for one year thereafter, the employee may not compete with Bancorp or solicit its executives within any town in which Bancorp conducts business or any contiguous cities or towns.

      Bancorp has also entered into severance agreements with Mr. Gill and Mr. Raymond regarding termination of employment by Bancorp or the Bank subsequent to a "change in control" or "potential change in control" of Bancorp, as defined in the severance agreement. Following the occurrence of a change in control, if the employee's employment is involuntarily terminated (except because of death, "disability," or "cause" as defined therein) or is voluntarily terminated by the employee for "good reason" as defined therein, then the employee is entitled to a lump sum payment from Bancorp approximately equal to three times his annual average compensation for the previous five years, plus accrued vacation pay and bonus awards. If Mr. Gill or Mr. Raymond is entitled to receive benefits under both his employment agreement and his severance agreement, he must choose the agreement under which he will claim monetary payments on account of termination of employment.

      Bancorp has entered into executive supplemental compensation ("SERP") agreements with Mr. Gill and with Mr. Raymond. The SERP agreement with Mr. Gill provides for payment over Mr. Gill's lifetime following retirement in an amount equal to the vested portion of an annual benefit calculated with reference to the average of his highest three consecutive years salaries. The percentage is determined on the date of retirement and is equal to two percent for each year of service, up to a maximum of 30 years. Mr. Gill's entitlement to receive this retirement payment vests five percent every six months of employment beginning at age 50, with the result that Mr. Gill will be fully vested if he retires after his 60th birthday. In addition, Mr. Gill will be fully vested if his employment terminates within 36 months of a "change in control" or within 12 months of a "potential change in control," other than involuntary termination for "cause" or resignation other than for "good reason" (as those terms are defined). The benefit payable by the Bank is reduced by an amount equal to half of the Social Security payments to which Mr. Gill is entitled, and further reduced by an amount calculated to reflect his benefit from Bancorp's contributions to its 401(k) plan.

      Mr. Raymond's SERP agreement provides for payment of a retirement benefit for 15 years following his retirement. The amount of the benefit is a percentage of the average of his three consecutive years highest salaries, calculated using two percent for each full year of service as a senior executive officer of Bancorp or the Bank, up to a maximum of 35 years, minus offsets for Social Security and an amount calculated to reflect the benefit of Bancorp's contributions to its 401(k) plan on his behalf. If Mr. Raymond dies before the full benefit is paid to him, the balance is paid to his beneficiary.

      Ipswich Capital has entered into a one-year employment agreement with Peter M. Whitman, Jr., President of Ipswich Capital. The employment agreement specifies the employee's duties and compensation. It also provides for a one-year extension of the initial and any extended term of the employment agreements unless prior notice is given by either party. The employment agreement provides for the consequences of termination of employment by death, disability, involuntary termination with or without "cause" (as defined) and voluntary resignation. Among other provisions, if employment is involuntarily terminated by Ipswich Capital for any reason other than "cause," Ipswich Capital is required to make additional payments to him. During the term of the employment agreement and for various periods thereafter, he may not compete with Ipswich Capital or solicit its customers or employees.

      The Bank has entered into change in control agreements with Mr. Russell G. Cole, President of the Northern Division of the Bank, Mr. Michael J. Wolnik, Senior Vice President and Chief Financial Officer of the Bank, and with Mr. John
P. DiIorio, Jr., Senior Vice President of the Bank. Mr. Cole's agreement provides for the payment of two years of severance pay if he is terminated within twelve months following a "change in control" of the Bank (as defined in the severance agreement) for any reason other than on account of "cause" (as defined in the severance agreement) or on account of death, disability or retirement. Mr. Wolnik's and Mr. DiIorio's agreements are similar to Mr. Cole's except that they provide for the payment of one year of severance pay. While employed by the Bank and for the period of the severance payments thereafter, Mr. Cole, Mr. Wolnik and Mr. DiIorio may not (i) solicit or induce any employee of the Bank or any subsidiary or affiliate of the Bank to leave his or her employment, or (ii) compete with the Bank or any subsidiary or affiliate of the Bank in any city or town in which the Bank or any subsidiary or affiliate operates, or within any contiguous city or town.

COMPENSATION PURSUANT TO STOCK OPTION PLANS

      At Bancorp's annual meeting held on March 31, 2004, the stockholders approved the First Ipswich Bancorp 2004 Incentive Stock Option Plan (the "stock option plan") for key employees of Bancorp and its subsidiaries, providing for options with respect to 200,000 shares of common stock of Bancorp. The board of directors of Bancorp had unanimously approved the stock option plan on a previous occasion, providing for options with respect to 200,000 shares of common stock of Bancorp.

      The stock option plan is designed to reward key employees on a long-term basis by granting them options to purchase shares of Bancorp's common stock. Its purpose is to facilitate the achievement of Bancorp's financial goals. The achievement of these goals is facilitated in two ways. First, key employees will have substantial incentives to provide exceptional services and thereby cause Bancorp to meet the financial performance goals set by the board of directors and to increase Bancorp's stock price. Second, the stock option plan will assist Bancorp and the Bank in hiring and retaining key employees. Attracting and retaining key employees is critical to the long-term performance of Bancorp.

      Under the stock option plan, the board of directors may grant to key employees of Bancorp who the Board determines to be capable of making substantial contributions to the management and operations of Bancorp, options to purchase shares of Bancorp's common stock. The board of directors will administer the stock option plan and will determine which employees shall be granted options, the number of options granted, the times when the options will vest, and the exercise price of the option. The aggregate number of shares of Bancorp's common stock for which options may be granted under the stock option plan is 200,000 shares subject to adjustments in the event of stock splits, stock dividends or reclassification, recapitalization or other possible future changes. The stock option plan shall terminate on February 18, 2014 and no options may be granted thereafter. The board of directors may at any time modify, amend or terminate the stock option plan, except that approval of the holders of at least a majority of stock of Bancorp is required in certain circumstances such as increasing the amount of shares that may be granted under the plan, increasing the maximum amount of options that may be granted to an individual employee or extending the plan's termination date.

      The options, which may be granted under the plan, are incentive stock options. They are entitled to favorable tax treatment if certain conditions are satisfied. These conditions include approval of the stock option plan by Bancorp's stockholders, the exercise price may not be less than the fair market value of Bancorp's common stock at the time the option is granted (or 110% of such value in certain circumstances), the option must be exercised within 10 years after it is granted (or 5 years in certain circumstances) or within three months after the employee is no longer employed by Bancorp, the option is generally nontransferable, the value of the shares subject to the option which vest in any one year cannot exceed $100,000 as determined at the time the option is granted, and the employee has not sold the common stock acquired by the exercise of any option during the periods two years after the date of grant or one year from the date of exercise. An option may be exercised by the payment in full of the option price for the shares to be purchased. If an option expires or terminates for any reason without being exercised, the shares represented by the option will again be available for grant under the stock option plan.

      Bancorp is not entitled to a deduction for the grant of the stock, the exercise of the option, or upon sale of the stock. However, the pro forma impact of the options, if any, must be disclosed in the footnotes to Bancorp's consolidated financial statements.

      As of the date hereof, the board of directors has not granted any options. The board of directors currently intends to make future grants of options based on the achievement of financial performance goals established by the board of directors.

      At a meeting of the board of directors on March 17, 2004, Bancorp adopted the First Ipswich Bancorp 2004 Directors Plan (the "directors plan"), providing for the issuance of stock options with respect to 20,000 shares of the common stock of Bancorp.

      The directors' plan is designed to reward directors of Bancorp by granting them options to purchase shares of Bancorp's common stock. Its purpose is to facilitate the achievement of Bancorp's financial goals through attracting and retaining exceptional directors, and through their efforts and guidance to enhance the long-term performance of Bancorp and increase Bancorp's per share price.

      Under the directors' plan, the board of directors may grant options to purchase Bancorp's common stock to directors. The board of directors will administer the directors' plan, and will determine which directors will be granted options, the times when the options will vest, and the exercise price of the options, which shall not be less than the fair market value of the common stock of Bancorp on the date of grant of the option. The aggregate number of shares of Bancorp's common stock for which options may be granted under the directors' plan is 20,000 shares, subject to adjustments in the event of stock splits, stock dividends or reclassification, recapitalization or other possible future changes. The directors' plan terminates in 2014 and no options may be granted thereafter. The board of directors may at any time modify, amend or terminate the directors' plan.

      The options being granted are non-qualified options, which do not qualify for special tax treatment under the Internal Revenue Code. The exercise of the options will result in a deduction to Bancorp. In addition, the pro forma impact of the options, if any, must be disclosed in the footnotes to Bancorp's consolidated financial statements. As of the date hereof, the board of directors has not granted any options. The board of directors currently intends to make future grants of options to all directors.

AUDIT COMMITTEE

      The audit committee of the board of directors will review examinations and responses to those examinations, select both internal and external auditors, pre-approve all audit and non-audit services; monitor internal control; and conduct audit planning.

      The audit committee is comprised of Messrs. Borden, Collins, Colloredo-Mansfeld, Maistrellis and Ms. Gaskins. Mr. Colloredo-Mansfeld has been designated by Bancorp's Board of Directors as an "audit committee financial expert" and is "independent" (as each such terms are defined in Item 401(e)(2) of Regulation S-B and in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, respectively). Mr. Colloredo-Mansfeld has been the President of Cabot Properties, Inc. since 2002. From 1997-2001, Mr. Colloredo-Mansfeld served as the Chief Financial Officer of the Cabot Industrial Trust. He was a Senior Engagement Manager of McKinsey & Company, Inc. from 1992 through 1996. He previously worked for the Deutsche Bank real estate investment group in 1992 and was a Robert Bosch Fellow at the German Central Bank (Bundesbank) in Frankfurt, Germany in 1991. He was also an investment banker with Merrill Lynch & Co. from 1986 through 1989, where he specialized in mergers and acquisitions. Mr. Colloredo-Mansfeld is a graduate of Harvard College and Harvard Business School.

DIRECTOR RELATIONSHIPS

      No director of Bancorp is also a director of any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) thereof, or any company registered as an investment company under the Investment Company Act of 1940. Neil St. John Raymond, Jr., a director of Bancorp, is the son of Neil St. John Raymond, Bancorp's Chairman and largest shareholder.

DIRECTORS' COMPENSATION

      Directors are paid an annual fee of $2,500. For each board meeting attended, a director receives $500. Each director who serves on the loan/credit committee, trust committee, asset/liability committee, compensation committee or audit committee receives $200 for each meeting attended. Directors will also be eligible to receive options under the directors' plan.

EMPLOYEES

      The Bank sponsors a defined contribution 401(k) plan whereby an eligible employee may contribute up to 15% of their compensation, and the Bank will make a matching contribution equal to 50% of the first 5% of an employee's compensation contributed to the plan. As of January 1, 2005, the Bank increased its matching contribution to 100% of the first 3% and 50% of the next 2% of an employee's compensation contributed to the plan.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The following table and related notes set forth certain information as of March 2, 2005 with respect to all persons known to Bancorp to be the beneficial owner of more than 5% of its outstanding common stock:

                        Name and Address of              Amount and Nature of
Title of Class          Beneficial Owner(1)             Beneficial Ownership    Percent of Class
--------------          -------------------             --------------------    ----------------
Common Stock            Joseph A. Brear, Jr., Trustee,         338,720               15.26%
                        Raymond Children's Trust
                        1981 c/o Craig and Macauley,
                        PC600 Atlantic Avenue
                        Boston, MA02210(2)
Common Stock            Neil St. John Raymond                  990,380               44.62
                        34 Heartbreak Road
                        Ipswich, MA 01938(3)

(1) For purposes of this chart, a person is treated as the beneficial owner of a security if the person, directly or indirectly (through contract, arrangement, understanding, relationship or otherwise) has or shares (a) voting power, including the power to vote or to direct the voting, of such security, or (b) investment power with respect to such security, including the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of a security if a person directly or indirectly, creates or uses a trust, proxy, power of attorney, pooling arrangement or any contract, arrangement or device with the purpose or effect of divesting such person of beneficial ownership of security or preventing the vesting of such beneficial ownership. A person is also deemed to have beneficial ownership of any security that such person has the right to acquire within sixty (60) days. Unless indicated in another footnote to this tabulation, a person has sole voting and investment power with respect to the shares set forth opposite his or her name.

(2) 330,720 shares held by Joseph A. Brear, Jr., Trustee, Raymond Children's Trust 1981 have been pledged to secure certain obligations.

(3) 967,270 shares of Mr. Raymond's common stock have been pledged to secure certain of his obligations. Should Mr. Raymond default in the performance of such obligations, a change in control of Bancorp could result.

      The following table and related notes set forth information as of March 2, 2005 regarding the beneficial ownership of Bancorp's common stock by each of Bancorp's and the Bank's Directors, and by all of Bancorp's and the Bank's executive officers and directors as a group.

                                                                         Amount and Nature of
Title of Class           Name and Address of Beneficial Owner(1)         Beneficial Ownership      Percent of Class
--------------           ---------------------------------------         --------------------      ----------------
 Common Stock          Neil St. John Raymond, Chairman of the Board             990,380                 44.62%
 Common Stock                Robert R. Borden, III, director                     29,920                  1.35
 Common Stock         Russell G. Cole, President - Northern Division                 --                    *
 Common Stock                  Timothy R. Collins, director                      10,293                    *
 Common Stock               Franz Colloredo-Mansfeld, director                   13,940                    *
 Common Stock                   John T. Coughlin, director                       90,380                  4.07
 Common Stock              John P. DiIorio, Jr., SVP - Lending                      400                    *
 Common Stock                 Stephanie R. Gaskins, director                      9,502                    *
 Common Stock           Donald P. Gill, director, President and CEO
                                 of Bancorp and the Bank                          3,670                    *
 Common Stock                 Fitz O. Lufkin, Jr., director                      57,940                  2.61
 Common Stock                 Peter A. Maistrellis, director                     12,620                    *
 Common Stock                 H.A. Patrican, Jr., director                       12,864                    *
 Common Stock              Neil St. John Raymond, Jr., director                   3,740                    *
 Common Stock                   William J. Tinti, director                       11,130                    *
 Common Stock           Peter M. Whitman, Jr., President, Ipswich
                                 Capital Investment Corp.                         2,000                    *
 Common Stock                 Michael J. Wolnik, SVP and CFO                        720                    *
 Common Stock        All Directors and Executive Officers as a Group          1,249,499                 56.29

*     One percent or less.

(1) All business addresses of the listed officers and directors are care of First Ipswich Bancorp, 31 Market Street, Ipswich, MA 01938. Additionally, the beneficial share ownership of each of the persons listed in the table set forth above may be outright or deemed due to ownership by an entity or person with whom such person is related or otherwise affiliated.

Item 12. Certain Relationships and Related Transactions.

      Bancorp, through its wholly-owned bank subsidiary, has had, currently has, and expects to continue to have in the future, banking (including loans and extensions of credit) transactions in the ordinary course of its business with its Directors, Executive Officers, members of their families and associates. Such banking transactions have been and are on substantially the same terms, including interest rates, collateral and repayment conditions, as those prevailing at the same time for comparable transactions with others and did not involve more than the normal risk of collectibility or present other unfavorable features. At December 31, 2004, the aggregate outstanding extensions of credit to all directors, officers, principal stockholders and members of their respective immediate families and trusts in which they have a substantial beneficial interest, or as to which they serve as trustee, as a group, were $1,475,000, an amount which was equal to 7.44% of Bancorp's total capital.

      John T. Coughlin, a director of Bancorp, owns a substantial interest in PMC Realty Trust, the landlord of the Bank's branch in Essex, Massachusetts. The Bank pays PMC Realty Trust $6,248 per month to lease the branch. Further, Gateway Realty Trust, an entity owned by Mr. Coughlin's son, leases the Bank its operations center for $5,570 per month. Gateway II Realty Trust of 1997, an entity also owned by Mr. Coughlin's son, leases the Bank an ATM facility at the Bank's operations center for $1,700 per month. The Bank believes that the terms, conditions and fees charged in its arrangements with PMC Realty Trust, Gateway Realty Trust and Gateway II Realty Trust of 1997 are comparable to those that could be obtained from an unrelated third party.

      William J. Tinti, a director of Bancorp, is also a significant shareholder of Tinti, Quinn, Grover & Frey, P.C., a law firm which provided counsel to the Bank on real estate and lending related matters during 2003 and 2004. The firm received legal fees of approximately $43,000 and $21,000 during the years ended December 31, 2004 and 2003, respectively, for the performance of such services. The Bank believes that the terms, conditions and fees charged in its arrangements with Tinti, Quinn, Grover & Frey, P.C. are comparable to those that could be obtained from an unrelated third party.

Item 13. Exhibits.

Exhibit          Description
No.

2.1 Purchase and Assumption Agreement, dated February 22, 2005, by and between The First National Bank of Ipswich and Atlantic Bank of New York, incorporated by reference to Exhibit 2.1 to Bancorp's Current Report on Form 8-K filed on February 28, 2005.

2.2 Loan Purchase Agreement, dated February 22, 2005, by and between The First National Bank of Ipswich and Atlantic Bank of New York, incorporated by reference to Exhibit 2.2 to Bancorp's Current Report on Form 8-K filed on February 28, 2005.

2.3 REIT Loan Purchase Agreement, dated February 22, 2005, by and between The First National Bank of Ipswich and Omega Commercial Mortgage Corp, incorporated by reference to Exhibit 2.3 to Bancorp's Current Report on Form 8-K filed on February 28, 2005.

2.4 Purchase and Sale Agreement, dated February 22, 2005, by and between The First National Bank of Ipswich and Atlantic Bank of New York, incorporated by reference to Exhibit 2.4 to Bancorp's Current Report on Form 8-K filed on February 28, 2005.

2.5 Stock Purchase Agreement, dated November 24, 2004, by and between Ipswich Capital Investment Corp; The de Burlo Group, Inc.; C. Russell de Burlo, Jr., Robin W. Dushman, Richard B.G. Vincent, Sharon M. Whitson, Diane M. Marcinow, Alison J. Seavey, and Edith T. de Burlo (collectively, the "Sellers"); and C. Russell de Burlo, Jr., as the Sellers' Representative; and with respect to guaranteeing the Subsidiary's obligations under the Agreement only, The First National Bank of Ipswich.

3.1 Restated Articles of Organization of First Ipswich Bancorp, incorporated by reference to Exhibit 3.1 to Bancorp's Registration Statement on Form SB-2 (File No. 333-114018).

3.2 Articles of Amendment of First Ipswich Bancorp, incorporated by reference to Exhibit 3.2 to Bancorp's Registration Statement on Form SB-2 (File No. 333-114018).

3.3              Bylaws of First Ipswich Bancorp, incorporated by reference to
                 Exhibit 3.3 to Bancorp's Registration Statement on Form SB-2 (File No. 333-114018).

3.4 Articles of Association for The First National Bank of Ipswich, incorporated by reference to Exhibit 3.4 to Bancorp's Registration Statement on Form SB-2 (File No. 333-114018).

3.5 Bylaws of The First National Bank of Ipswich, incorporated by reference to Exhibit 3.5 to Bancorp's Registration Statement on Form SB-2 (File No. 333-114018).

4.1              Specimen Common Stock Certificate, incorporated by reference to
                 Exhibit 4.1 to Bancorp's Registration Statement on Form SB-2 (File No. 333-114018).

4.2              Subscription Agreement, incorporated by reference to Exhibit
                 4.2 to Bancorp's Registration Statement on Form SB-2 (File No. 333-114018).

10.1 First Ipswich Bancorp 2004 Incentive Stock Option Plan for Key Employees, incorporated by reference to Exhibit 10.1 to Bancorp's Registration Statement on Form SB-2 (File No. 333-114018).

10.2 First Ipswich Bancorp 2004 Directors' Plan, incorporated by reference to Exhibit 10.2 to Bancorp's Registration Statement on Form SB-2 (File No. 333-114018).

10.3 Employment Agreement of Donald P. Gill, incorporated by reference to Exhibit 10.3 to Bancorp's Registration Statement on Form SB-2 (File No. 333-114018).

10.4 Employment Agreement of Neil St. John Raymond, incorporated by reference to Exhibit 10.4 to Bancorp's Registration Statement on Form SB-2 (File No. 333-114018).

10.5 Change of Control Agreement of Donald P. Gill, incorporated by reference to Exhibit 10.5 to Bancorp's Registration Statement on Form SB-2 (File No. 333-114018).

10.6 Change of Control Agreement of Neil St. John Raymond, incorporated by reference to Exhibit 10.6 to Bancorp's Registration Statement on Form SB-2 (File No. 333-114018).

10.7 Change in Control Agreement of Michael J. Wolnik, incorporated by reference to Exhibit 10.7 to Bancorp's Registration Statement on Form SB-2 (File No. 333-114018).

10.8 Change in Control Agreement of John P. DiIorio, Jr. , incorporated by reference to Exhibit 10.8 to Bancorp's Registration Statement on Form SB-2 (File No. 333-114018).

10.9 Executive Supplemental Retirement Agreement of Neil St. John Raymond, incorporated by reference to Exhibit 10.9 to Bancorp's Registration Statement on Form SB-2 (File No. 333-114018).

10.10 Executive Supplemental Retirement Agreement of Donald P. Gill, incorporated by reference to Exhibit 10.10 to Bancorp's Registration Statement on Form SB-2 (File No. 333-114018).

10.11 Federal Home Loan Bank of Boston Agreement For Advances, Collateral Pledge, and Security Agreement, incorporated by reference to Exhibit 10.11 to Bancorp's Registration Statement on Form SB-2 (File No. 333-114018).

10.12            Employment Agreement of Peter M. Whitman, Jr.

10.13            Employment Agreement of Russell G. Cole.

10.14 Lease, by and between PMC Realty Trust and The First National Bank of Ipswich, dated June 10, 1999, Lease Amendment, dated October 4, 2001, and letter extending Lease, dated November 5, 2003.

13.1 Annual Report to Security Holders for the fiscal year ended December 31, 2004.

14.1             Code of Ethics.

20.1 Letters to Holders of Warrants regarding the redemption of warrants, incorporated by reference to Exhibit 20.1 to Bancorp's Quarterly Report of Form 10-QSB for the quarter ended September 30, 2004.

21.1             Subsidiaries of First Ipswich Bancorp.

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

Item 14. Principal Accountant Fees and Services.

      The firm of Wolf & Company, P.C. served as Bancorp's independent registered public accounting firm for the years ended December 31, 2004 and 2003.

Audit Fees. The aggregate fees billed or to be billed by Wolf & Company, P.C. in connection with the audit of Bancorp's consolidated financial statements for 2004 and 2003, and for reviews of the consolidated financial statements included in Bancorp's Forms 10-QSB for 2004, are approximately $86,000 and $48,000, respectively.

Audit Related Fees. The aggregate fees billed by Wolf & Company, P.C. in 2004 in connection with Bancorp's common stock offering and related SB-2 filing were $37,000.

Tax Fees. The aggregate fees billed or to be billed by Wolf & Company, P.C. in connection with tax return preparation and related planning for 2004 and 2003 are $14,000 and $12,000, respectively.

All Other Fees: The aggregate fees billed by Wolf & Company, P.C. in 2004 and 2003 in connection with reviews of controls over information technology were $4,000 and $33,000, respectively.

Audit Committee Preapproval Policy

      Preapproval of Services. The Audit Committee shall preapprove all auditing services and permitted non-audit services (including the fees and terms) to be performed for Bancorp by its independent auditor, subject to the de minimis exception for non-audit services described below which are approved by the Committee prior to completion of the audit.

        Exception. The preapproval requirement set forth above, shall not be applicable with respect to non-audit services if:

o The aggregate amount of all such services provided constitutes no more than five percent of the total amount of revenues paid by Bancorp to its auditor during the fiscal year in which the services are provided;
o Such services were not recognized by Bancorp at the time of the engagement to be non-audit services; and
o Such services are promptly brought to the attention of the Audit Committee and approved prior to the completion of the audit by the Committee or by one or more members of the Committee who are members of the board of directors to whom authority to grant such approvals has been delegated by the Committee.

      Delegation. The Audit Committee may delegate to one or more designated members of the Committee the authority to grant required preapprovals. The decisions of any member to whom authority is delegated under this paragraph to preapprove activities under this subsection shall be presented to the full Committee at its next scheduled meeting.

      The Audit Committee approved all services performed by Wolf & Company, P.C. pursuant to the policies outlined above. No services were approved pursuant to the de minimis exception set forth above.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FIRST IPSWICH BANCORP


Date: March 23, 2005                    By: /s/ Donald P. Gill
                                        -------------------------------------
                                        Donald P. Gill
                                        President and Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATE                        NAME AND CAPACITY
----                        -----------------

March 23, 2005              /s/ Donald P. Gill
                            ----------------------------------------------------
                            Donald P. Gill
                            President, Chief Executive Officer, and Director

March 23, 2005              /s/ Michael J. Wolnik
                            ----------------------------------------------------
                            Michael J. Wolnik
                            Chief Financial Officer and Chief Accounting Officer

March 23, 2005              /s/ Neil St. John Raymond
                            ----------------------------------------------------
                            Neil St. John Raymond
                            Chairman of the Board of Directors

March 23, 2005              /s/ Robert R. Borden, III
                            ----------------------------------------------------
                            Robert R. Borden, III
                            Director

March 23, 2005              /s/ Timothy R. Collins
                            ----------------------------------------------------
                            Timothy R. Collins
                            Director

March 23, 2005              /s/ Franz Colloredo-Mansfeld
                            ----------------------------------------------------
                            Franz Colloredo-Mansfeld
                            Director

March 23, 2005              /s/ John T. Coughlin
                            ----------------------------------------------------
                            John T. Coughlin
                            Director

March 23, 2005              /s/ Stephanie R. Gaskins
                            ----------------------------------------------------
                            Stephanie R. Gaskins
                            Director

March 23, 2005              /s/ Fitz O. Lufkin, Jr.
                            ----------------------------------------------------
                            Fitz O. Lufkin, Jr.
                            Director

March 23, 2005              /s/ H.A. Patrican, Jr.
                            ----------------------------------------------------
                            H.A. Patrican, Jr.
                            Director

March 23, 2005              /s/ Neil St. John Raymond, Jr.
                            ----------------------------------------------------
                            Neil St. John Raymond, Jr.
                            Director

March 23, 2005              /s/ William J. Tinti
                            ----------------------------------------------------
                            William J. Tinti
                            Director

SUPPLEMENTAL INFORMATION

      Copies of the Notice of Annual Meeting of Shareholders, Proxy Statement and Proxy for Annual Meeting of Shareholders for the registrant's 2005 annual meeting of shareholders, to be held on April 13, 2005, have been submitted separately as an EDGAR Submission Type CORRESP. Such material is not deemed to be filed with the Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act.