Form 10QSB
period 2005-03-31
FIRST IPSWICH BANCORP /MA
filed 2005-05-13
CIK 885979

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

                                   ----------

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to ____________

                        Commission File Number 333-114018

                                   ----------

                              First Ipswich Bancorp
        (Exact name of small business issuer as specified in its charter)

                                   ----------

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

                                   ----------

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: At April 30, 2005, there were 2,219,630 shares of common stock outstanding, par value $1.00 per share.

      Transitional Small Business Disclosure Format (Check one): YES |_| NO |X|

================================================================================

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES
                                   FORM 10-QSB

                                      Index

                                                                            Page
                                                                            ----
PART I       FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Balance Sheets as of  March 31, 2005 and
             December 31, 2004                                                 3

             Consolidated Statements of Income for the three months
             ended March 31, 2005 and 2004                                     4

             Consolidated Statements of Changes in Stockholders'
             Equity for the three months ended March 31, 2005 and 2004         5

             Consolidated Statements of Cash Flows for the three
             months ended March 31, 2005 and 2004                              6

             Notes to Consolidated Financial Statements                        7

Item 2.      Management's Discussion and Analysis                              8

Item 3.      Controls and Procedures                                          21

PART II      OTHER INFORMATION

Item 1.      Legal Proceedings                                                22

Item 2.      Unregistered Sales of Equity Securities and Use of
             Proceeds                                                         22

Item 3.      Defaults upon Senior Securities                                  22

Item 4.      Submission of Matters to a Vote of Security Holders              22

Item 5.      Other Information                                                23

Item 6.      Exhibits                                                         23

             Signatures                                                       24

PART I -- FINANCIAL INFORMATION

ITEM 1. Financial Statements

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (unaudited)
                        (In thousands, except share data)

                                                                      March 31,      December 31,
                                                                         2005            2004
                                                                     ----------------------------
ASSETS
------
Cash and due from banks                                              $  10,568         $   8,970
Federal funds sold                                                          95               106
                                                                     ---------         ---------

Total cash and cash equivalents                                         10,663             9,076
                                                                     ---------         ---------

Certificates of deposit                                                  3,233             3,212
Securities available for sale, at fair value                           147,639           153,987
Securities held to maturity, at amortized cost                          31,553            31,909
Federal Home Loan Bank stock, at cost                                    6,012             5,590
Federal Reserve Bank stock, at cost                                        549               549
Loans, net of allowance for loan losses of $1,361 and $1,340           172,592           168,883
Banking premises and equipment, net                                      6,124             5,806
Other assets                                                             8,832             8,168
                                                                     ---------         ---------

Total assets                                                         $ 387,197         $ 387,180
                                                                     =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits                                                             $ 232,423         $ 254,842
Short-term borrowings                                                   89,239            66,468
Long-term borrowings                                                    36,093            37,383
Subordinated debentures                                                  7,000             7,000
Other liabilities                                                        3,141             1,669
                                                                     ---------         ---------

Total liabilities                                                      367,896           367,362
                                                                     ---------         ---------

Stockholders' equity:
Preferred stock, $1.00 par value; 1,000,000 shares
  authorized, none issued                                                   --                --
Common stock, $1.00 par value; 4,000,000 shares
  authorized, 2,240,120 issued                                           2,240             2,240
Additional paid-in capital                                               9,936             9,936
Retained earnings                                                        8,328             8,210
Accumulated other comprehensive loss                                    (1,092)             (457)
Treasury stock, at cost (20,490 shares)                                   (111)             (111)
                                                                     ---------         ---------

Total stockholders' equity                                              19,301            19,818
                                                                     ---------         ---------

Total liabilities and stockholders' equity                           $ 387,197         $ 387,180
                                                                     =========         =========

          See accompanying notes to consolidated financial statements.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (unaudited)
                        (In thousands, except share data)

                                            For the Three Months Ended March 31,
                                            -----------------------------------
                                                    2005          2004
                                                 ----------    ----------
Interest and dividend income:
  Interest and fees on loans                     $    2,721    $    2,523
  Interest on debt securities:
    Taxable                                           1,300         1,296
    Tax-exempt                                          187           192
  Dividends on equity securities                        193            53
  Other interest                                         45            34
                                                 ----------    ----------
        Total interest and dividend income            4,446         4,098
                                                 ----------    ----------
Interest expense:
  Interest on deposits                                  763           518
  Interest on borrowed funds                            915           663
  Interest on subordinated debentures                   114           144
                                                 ----------    ----------
        Total interest expense                        1,792         1,325
                                                 ----------    ----------
Net interest income                                   2,654         2,773
Provision for loan losses                                40            --
                                                 ----------    ----------
Net interest income, after provision for
  loan losses                                         2,614         2,773
Other income:
  Investment advisory fees                              390            --
  Service charges on deposit accounts                   282           286
  Credit card fees                                      159           136
  Trust fees                                            113            91
  Non-deposit investment fees                           107            93
  Gain on sales and calls of securities, net             45           386
  Miscellaneous                                          94            21
                                                 ----------    ----------
        Total other income                            1,190         1,013
                                                 ----------    ----------
Operating expenses:
  Salaries and employee benefits                      2,081         1,875
  Occupancy and equipment                               569           446
  Professional fees                                     217           287
  Data processing                                       179           144
  Credit card interchange                                96            94
  ATM processing                                         93            90
  Advertising and marketing                              60            70
  Other general and administrative                      382           303
                                                 ----------    ----------
        Total operating expenses                      3,677         3,309
                                                 ----------    ----------
Income before income taxes                              127           477
Provision (benefit) for income taxes                    (19)          124
                                                 ----------    ----------
Net income                                       $      146    $      353
                                                 ==========    ==========
Weighted average common shares outstanding:
  Basic                                               2,220         1,758
                                                 ----------    ----------
  Diluted                                             2,220         1,819
                                                 ----------    ----------
Earnings per share:
  Basic                                          $     0.07    $     0.20
                                                 ==========    ==========
  Diluted                                        $     0.07    $     0.19
                                                 ==========    ==========

          See accompanying notes to consolidated financial statements.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                        (In thousands, except share data)

                                                                                      Accumulated
                                                       Additional                        Other
                                         Common         Paid-in         Retained     Comprehensive
                                         Stock          Capital         Earnings     Income (Loss)    Treasury Stock      Total
                                     --------------  --------------  --------------  --------------   --------------  --------------
Balance at December 31, 2003             $1,778          $5,894          $7,826        $  (119)           $(111)        $15,268
Comprehensive income:
    Net income                                                              353                                             353
    Unrealized gain on securities
      available for sale, net of
      adjustment and tax effect                                                            101                              101
                                                                                                                       -----------
        Total comprehensive income                                                                                          454
                                                                                                                       -----------
Cash dividends declared ($.0125
    per share)                                                              (24)                                            (24)
                                     --------------  --------------  --------------  --------------   --------------  --------------
Balance at March 31, 2004                $1,778          $5,894          $8,155        $   (18)           $(111)        $15,698
                                     ==============  ==============  ==============  ==============   ==============  ==============

Balance at December 31, 2004             $2,240          $9,936          $8,210        $  (457)           $(111)        $19,818
Comprehensive loss:
    Net income                                                              146                                             146
    Unrealized loss on
      securities available for
      sale, net of reclassification
      adjustment and tax effect                                                           (635)                            (635)
                                                                                                                       -----------
        Total comprehensive loss                                                                                           (488)
                                                                                                                       -----------
Cash dividends declared ($.0125
    per share)                                                              (28)                                            (28)
                                     --------------  --------------  --------------  --------------   --------------  --------------
Balance at March 31, 2005                $2,240          $9,936          $8,328        $(1,092)           $(111)        $19,301
                                     ==============  ==============  ==============  ==============   ==============  ==============

          See accompanying notes to consolidated financial statements.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                 (In thousands)

                                                              For the Three Months Ended March 31,
                                                                    2005               2004
                                                                 ----------         ----------
Cash flows from operating activities:
   Net income                                                    $      146         $      353
   Adjustments to reconcile net income to net cash
     provided (used) by operating activities:
     Provision for loan losses                                           40                 --
     Gain on sales and calls of securities, net                         (45)              (386)
     Depreciation and amortization of banking
       premises and equipment                                           187                163
     Net amortization of securities, including
       certificate of deposit                                            91                364
     Derivative fair value adjustment                                   (35)                37
     Amortization of core deposit intangible                             30                 --
     Net change in other assets and other liabilities                  (371)              (108)
                                                                 ----------         ----------
         Net cash provided (used) by operating activities                43                423
                                                                 ----------         ----------
Cash flows from investing activities:
   Activity in available-for-sale securities:
     Purchases                                                      (28,523)           (51,453)
     Sales                                                           27,597             49,618
     Maturities, calls and paydowns                                   7,764             13,344
   Activity in held-to-maturity securities:
     Purchases                                                           --                 --
     Sales                                                               --                652
     Maturities, calls and paydowns                                     348                553
   Purchase of Federal Home Loan Bank stock                            (422)                --
   Loan originations, net of repayments
   Deposit on branch acquisition                                       (500)                --
   Additions to premises and equipment, net                              (5)               (91)
                                                                 ----------         ----------
         Net cash used by investing activities                        2,510              9,833
                                                                 ----------         ----------
Cash flows from financing activities:
   Net decrease in deposits                                         (22,419)            (3,516)
   Net increase in short-term borrowings                             22,771                370
   Repayment of long-term borrowings                                 (1,290)            (7,266)
   Cash dividends paid                                                  (28)               (24)
                                                                 ----------         ----------
         Net cash provided by financing activities                     (966)           (10,436)
                                                                 ----------         ----------
Net increase (decrease) in cash and cash equivalents                  1,587               (180)
Cash and cash equivalents at beginning of period                      9,076              9,685
                                                                 ----------         ----------

Cash and cash equivalents at end of period                       $   10,663         $    9,505
                                                                 ==========         ==========

Supplemental disclosures:
   Interest paid                                                 $    1,792         $    1,330
   Income taxes paid, net                                                73                 48
   Due to broker                                                      1,499              1,448

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

      These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions for Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the entire year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been omitted. A summary of significant accounting policies followed by the Company is set forth in the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

(2) Stockholders' Equity and Earnings per Share

      Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share in 2004 reflects additional common shares (common stock equivalents) that would have been outstanding if dilutive potential shares had been issued, as well as any adjustment to income that would result from the assumed issuance. As of March 31, 2004, potential common shares that may be issued by the Company related solely to warrants issued in connection with the Company's subordinated debentures and were determined using the treasury stock method. Assumed conversion of the outstanding warrants would increase the number of shares outstanding, but would not require an adjustment to income as a result of the conversion. All warrants outstanding were exercised on December 29, 2004. For the three months ended March 31, 2004, the Company had no potential common shares outstanding that are considered anti-dilutive.

(3) Commitments

      At March 31, 2005, the Bank had outstanding commitments to originate loans of $22.6 million. Unused lines of credit and open commitments available to customers at March 31, 2005 amounted to $32.6 million, of which $13 million related to construction loans, $8.4 million related to home equity lines of credit, $4.8 million related to credit card loans and $6.4 million related to other open commitments.

(4) Segment Reporting

      Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the quarter-ended March 31, 2005 is below. There were no reportable segments prior to the acquisition of the de Burlo Group, Inc, on December 31, 2004.

                                                    Investment     Consolidated
                                        Banking      Advisory         Totals
                                        -------      --------         ------

Net interest and dividend income        $  2,654          --         $  2,654
Other revenue: external customers            800      $  390            1,190
Net income                                    69          77              146
Assets                                  $384,485      $2,712         $387,197

ITEM 2. Management's Discussion and Analysis

Forward-looking statements

      This quarterly report on Form 10-QSB contains and incorporates by reference "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, including statements regarding our strategy, effectiveness of investment programs, evaluations of future interest rate trends and liquidity, expectations as to growth in assets, deposits and results of operations, receipt of regulatory approval for pending acquisitions, success of acquisitions, future operations, market position, financial position, and prospects, plans and objectives of management are forward-looking statements. Words such as "believes", "expects," "may," "will," "should," "contemplates," or "anticipates" may also indicate forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those contemplated by such forward-looking statements. These important factors include, without limitation, competitive conditions in the Bank's marketplace generally, the Bank's continued ability to originate quality loans, fluctuation in interest rates including fluctuations which may affect the Bank's interest rate spread, real estate conditions in the Bank's lending areas, changes in the securities or financial markets, changes in loan defaults and charge-off rates, a deterioration in general economic conditions on a national basis or in the local markets in which the Company operates, the Bank's continued ability to attract and retain deposits, the risk that difficulties will arise in connection with the integration of the operations of acquired businesses with the operations of the Company's banking or investment management businesses, the Company's ability to control costs, new accounting pronouncements, and changing regulatory requirements. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Executive Summary

      The Bank is a nationally chartered commercial bank that has focused primarily on originating quality loans and raising consumer and commercial deposits in the markets it serves. The Bank seeks to expand its product offerings to its existing customers, as well as increase its customer base in new markets. Through its acquisition of the Cambridge branch of Atlantic Bank of New York, and the pending acquisition of the Boston branch of Atlantic bank of New York, the Bank has initiated the strategic expansion of its geographic footprint into the Boston market. The Bank opened a loan production office in Portsmouth, New Hampshire in the first quarter of 2005, thus initiating its expansion plans into this market.

      As a result of the investment management company acquisition at the end of 2004, the Company has also initiated its goal of expanding its product offerings within the investment management area and broadening its fee-generating businesses. The Bank plans to cross-sell its core banking services to the new investment customers acquired, as well as cross-sell additional investment products to its existing customer base. Investment in the investment management business has increased the percentage of fee revenue to total revenue, thus reducing reliance on revenue from the interest margin. The newly acquired investment management company generated $390,000 in fee revenue in its first quarter of operation under the Company. With a 55 basis point spread recently between the two- and ten-year treasury, its narrowest point in four years, the interest margin at the Company, and the banking industry in general, continues to be pressured. Despite this margin pressure, the Company anticipates higher earnings in 2005 as compared to 2004, primarily due to the anticipated acquisition of the Boston branch and a full year of earnings from the investment management company.

Critical Accounting Policies

      Critical accounting policies are defined as those that reflect significant judgments and uncertainties, and the application of which could potentially result in materially different results under different assumptions and conditions. Accounting policies considered critical to the Company's financial statements include the allowance for loan losses and impairment of securities and intangible assets, including goodwill. The methodology for assessing the appropriateness of the allowance for loan losses is considered a critical accounting policy by management due to the degree of judgment involved, the subjectivity of the assumptions utilized, and the potential for changes in the economic environment that could result in changes to the amount of the allowance for loan losses considered necessary. Management considers impairment of investment securities to be a critical accounting policy because of its possible materiality to the financial statements. Management considers impairment of intangible assets to be a critical accounting policy because it is a material balance sheet item and inherent valuation. This valuation involves identification of reporting units and estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions utilized.

Major Growth Initiatives

      In December 2004, Bancorp completed the acquisition of The de Burlo Group. Based in Boston, Massachusetts, The de Burlo Group is an investment advisory firm with approximately $340 million in assets under management. The de Burlo Group offers investment advice to individuals, institutions, and nonprofit organizations, and has built a reputation for providing experienced, successful, and professional investment management services to meet the unique needs of each of its clients. In completing this acquisition, the Company has taken a significant step toward diversifying its revenue stream and broadening the array of services that it intends to offer to its customers.

      In February 2005, the Company entered into an agreement to acquire the Boston branch of the Atlantic Bank of New York and the commercial building in which the Boston branch is located at 33 State Street. The branch acquisition involves the purchase of approximately $47 million in loans, at a purchase price of par for a significant majority of the loans, and the assumption of approximately $25 million in deposits, which shall immediately increase the net interest income of the Company. The purchase price of the building is $5.25 million and the premium to be paid on the deposits is 8%. The transaction is scheduled to close in June 2005, subject to regulatory approval. To support Tier II capital needs for this transaction, the Company is participating in a pooled trust preferred offering.

Comparison of Financial Condition at March 31, 2005 versus December 31, 2004

      Total assets were $387.2 million at March 31, 2005 and December 31, 2004. Growth in net loan balances in the first quarter of 2005 was partially offset by a decrease in available-for-sale securities balances.

      Total net loan balances were $172.6 million as of March 31, 2005, an increase of $3.8 million, or 2.2%, from $168.9 million as of December 31, 2004. The Bank's lending activities are focused in northeastern Massachusetts and southern New Hampshire and are diversified by loan types and industries. The Bank continues to focus on originating high quality loans and targeting expansion of its geographic loan footprint.

      Loans increased primarily due to an increase in commercial real estate loans to $68.0 million, an increase of $7.4 million, or 12.2%, from $60.6 million as of December 31, 2004. The Bank's commercial real estate lending strategy stresses quality loan originations to local businesses, professionals, experienced developers, and investors. If and where possible, emphasis has been placed on originating commercial hybrid ARM's that carry shorter initial fixed rate periods and shorter principal amortization periods. Commercial loans increased $2.9 million, or 14.8%, to $22.5 million during the first quarter of 2005 due to increased business development, lending in new markets, and favorable small business lending conditions.

      Construction loan balances decreased $3.5 million, or 15.2%, to $19.5 million during the first quarter of 2005 due primarily to sales activity, and the cyclical nature of the level of advanced funds, as well as one large loan conversion to permanent financing. Housing activity and residential construction trends have slowed since the latter part of 2004, though overall credit trends continue to be favorable. The primary focus of construction lending continues to relate to the conservative financing of small residential construction projects for its highly rated commercial customers.

      Residential loan refinancing activity has slowed in 2005 due primarily to modestly higher long-term interest rates after a protracted period of low interest rates that supported significant refinancing activity and loan turnover in 2003 and 2004. Residential real estate loan balances, including equity lines of credit, of $62.3 million as of March 31, 2005 decreased $2.9 million, or 4.4%, from $65.2 million as of December 31, 2004. As the Company does not sell fixed rate residential loans into the secondary market, long-term fixed rate loans have not been priced aggressively at this point in the economic cycle. Credit conditions have continued to be favorable, although new and existing home sales prices and activity has moderated in recent months.

      The following table presents the composition of the Bank's loan portfolio by type of loan at the dates indicated.

                                                   March 31,     December 31,
                                                     2005            2004
                                                 ------------    ------------

Real estate mortgage loans:
    Commercial                                   $     67,960    $     60,616
    Residential                                        52,848          55,749
    Construction                                       19,448          23,016
    Equity lines of credit                              9,450           9,465
Commercial loans                                       22,530          19,627
Consumer loans                                          1,739           1,792
                                                 ------------    ------------
        Total loans                                   173,975         170,265
Net deferred origination fees                             (22)            (42)
Allowance for loan losses                              (1,361)         (1,340)
                                                 ------------    ------------
        Loans, net                               $    172,592    $    168,883
                                                 ============    ============

Asset Quality and Allowance for Loan Losses

      The table below summarizes certain key ratios regarding the quality of the Bank's loan portfolio:

                                                       March 31, 2005     December 31, 2004
                                                       --------------     -----------------
                                                              (Dollars in thousands)
Non-accrual loans                                      $          --       $          --
Troubled debt restructurings                                      --                  --
Loans past due 90 days or more and still accruing                 --                  16
Non-accrual loans to total loans                                  --                  --
Non-performing assets to total assets                             --                  --
Allowance for loan losses as a percentage of
   total loans                                                  0.78%               0.79%

      For the three months ended March 31, 2005, the Company recorded a $40,000 provision for loan losses as a result of loan growth. The Company recorded charge-offs of $21,000 and recoveries of $2,000 for the three months ended March 31, 2005. The allowance for loan losses balance was $1,361,000 at March 31, 2005, an increase of $21,000 since December 31, 2004. Management considers the loan loss allowance to be adequate to provide for potential loan losses, though a continued charge to earnings via a loan loss provision is anticipated in 2005 due to the anticipation of continued loan growth.

      While the Company has continued to enjoy a very low level of loan charge-offs and non-accrual loans, and expects to continue to do so, economic or other external factors, a deterioration in credit quality, or appropriate changes in the reserve estimation process as a result of changes in assumptions, as well as other possible factors, may cause the loan loss reserve balance to be increased in the future, perhaps substantially, through charges to current earnings by increasing the loan loss provision.

Investment Securities

      Total investment securities balances were $189.0 million as of March 31, 2005, a decrease of $6.2 million, or 3.2%, from $195.2 million as of December 31, 2004. Investment security sales of $27.6 million and calls and principal pay-downs on investment securities of $7.8 million in the first quarter were partially replaced by investment security purchases of $28.5 million, while the remaining proceeds on investment securities sales and calls were utilized to fund loan demand. In planning for the anticipated higher interest rates and increasing loan demand, a greater percentage of investment securities purchases were amortizing securities, many with average lives under one year, short-term money market preferred stock, or shorter maturity agency securities. This purchasing strategy is intended to minimize the need to sell securities at unfavorable prices by providing sufficient cash flow to meet anticipated funding projections.

      Investment securities may be sold for a variety of reasons, including, but not limited to, swapping into other investment sectors with greater perceived relative value, neutralizing interest rate risk created by loan, deposit, or borrowed funds activity, and managing the level of qualifying collateral for borrowing purposes. In the first quarter of 2005, certain investment securities were sold and re-invested into different investment sectors to neutralize the interest rate risk impact of higher balances and rates on short-term borrowings. Investment securities sold consisted primarily of 10/1 agency mortgage backed obligations, which earn a fixed rate for ten years and then adjust annually thereafter, and certain longer maturity agency bonds. Proceeds from these sales were re-invested primarily into floating rate instruments. Certain non-agency bonds that are not eligible to be used as collateral for borrowing purposes were also sold and re-invested into agency bonds in order to increase the level of qualifying collateral. Due to a continued flattening of the yield curve, the short-term yield give-up on floating rate assets as compared to intermediate and longer-term fixed rate alternatives is not as significant as it had been several months ago.

      The following table presents the composition of the Company's available-for-sale and held-to-maturity securities portfolios at the dates indicated

                                                    March 31, 2005                December 31, 2004
                                             ---------------------------     --------------------------
                                               Amortized         Fair         Amortized           Fair
                                                 Cost           Value           Cost             Value
                                             ---------------------------     --------------------------
                                                                 (Dollars in thousands)
Securities available for sale
Mortgage-backed securities                   $   75,540      $   74,485      $   78,946      $   78,575
U.S. Government agency obligations               51,331          50,791          54,105          53,868
Corporate bonds                                   1,794           1,723           1,786           1,746
Trust preferred securities                          965             971             970             974
Municipal bonds                                     634             603             635             610
                                             ----------      ----------      ----------      ----------
     Totaldebtsecurities                        130,264         128,573         136,442         135,773
Marketable equity securities                         84              96              84             104
Money market preferred stock                     16,000          16,000          15,200          15,200
U.S. Government agency preferred stock            2,956           2,970           3,256           2,910
                                             ----------      ----------      ----------      ----------
     Total securities available for sale     $  149,304      $  147,639      $  154,982      $  153,987
                                             ==========      ==========      ==========      ==========

Securities held to maturity
U.S. Government agency obligations           $    3,000      $    2,855      $    3,000      $    2,928
Municipal bonds                                  16,309          15,878          16,201          16,098
Mortgage-backed securities                       12,244          11,924          12,708          12,524
                                             ----------      ----------      ----------      ----------
     Total securities held to maturity       $   31,553      $   30,657      $   31,909      $   31,550
                                             ==========      ==========      ==========      ==========

Deposits

      Total deposit balances were $232.4 million as of March 31, 2005, a decrease of $22.4 million, or 8.8%, from $254.8 million as of December 31, 2004. Total deposit balances decreased primarily due to the strategic pricing of term deposits to discourage the renewal of premium rate funds. Term deposit balances decreased $20.5 million, or 27.9%, to $53.1 million, as of March 31, 2005. Approximately 40% of the $31 million in nine-month funds raised last May were retained at a favorable spread to shorter term treasury rates, during a period of a continued expectation of an increase in the Federal funds target rate by the FOMC. Term deposit outflows were funded primarily by short-term borrowings. Non-interest bearing demand deposit accounts increased $2.3 million, or 5.7%, to $43.4 million as of March 31, 2005. Total money market deposit balances decreased $2.9 million, or 4.3%, to $65 million after increasing significantly in 2004, as management has opted to price this account less aggressively in 2005 as short-term interest rates continue to rise, after pricing more aggressively in 2004 to increase market share while rates were lower. While deposit-raising strategies in 2005 may include promotional programs, growth in market-priced savings, money market, and checking balances continues to be targeted. The Company is also hopeful that additional commercial deposits will be generated from its geographic lending plans.

      The following table summarizes the composition of the Bank's deposit balances at the dates indicated.

                                                    March 31,       December 31,
                                                      2005              2004
                                                  -------------    -------------

Demand                                            $      43,434    $      41,098
NOW                                                      35,251           37,505
Regular savings                                          35,680           34,767
Money market deposits                                    64,959           67,858
Term certificates                                        53,099           73,614
                                                  -------------    -------------
                                                  $     232,423    $     254,842
                                                  =============    =============

Borrowings

      Total borrowings were $125.3 million as of March 31, 2005, an increase of $21.4 million, or 20.6%, from $103.9 million as of December 31, 2004. Borrowings were higher than year-end due to the aforementioned net deposit outflows. The growth in borrowings has occurred in short-term maturities in order that these funds may at least partially be paid down by deposits acquired in Boston, as well as by additional deposit growth in 2005 from existing branches.

Stockholder's Equity

      Total stockholder's equity decreased from $19.8 million at December 31, 2004 to $19.3 million as of March 31, 2005 due primarily to an increase in accumulated other comprehensive loss of $635,000 associated with an unrealized loss, net of tax, on available for sale securities, partially offset by net income of $146,000 for the three months ended March 31, 2005.

Comparison of Operating Results for the Three Months Ended March 31, 2005
and 2004

General

      Operating results are largely determined by the net interest spread on the Company's primary assets (loans and investment securities) and its primary liabilities (consumer deposit balances and Federal Home Loan Bank borrowings). Operating income is also dependent upon revenue from non-interest related sources (such as investment advisory fees and service charges on deposit accounts), the provision for loan losses, and the increase or decrease in operating expenses. Revenue from gains on the sale of investment securities has been produced, and can continue to be produced in certain market conditions, although it cannot be consistently relied upon. Operating results are also significantly impacted by general economic conditions; in particular the general level of interest rates and the resultant impact on asset yields and the cost of funds, as well as the ability and willingness of borrowers to fulfill their debt obligations during various economic cycles.

      Net income for the three months ended March 31, 2005 was $146,000 compared with net income of $353,000 for the three months ended March 31, 2004, a decrease of $207,000, or 58.6%. Pre-tax operating income (pre-tax income excluding investment securities gains) was $82,000 for the three months ended March 31, 2005 as compared to $92,000 for the three months ended March 31, 2004. For the three months ended March 31, 2005, net interest income decreased $119,000, or 4.3%, non-interest income increased $177,000, or 17.5%, and operating expenses increased $368,000, or 11.1%, to $3.7 million.

Interest and Dividend Income

      Total interest and dividend income for the three months ended March 31, 2005 was $4.4 million, which was $348,000, or 8.5%, higher than the three months ended March 31, 2004. This increase was due to the favorable impact on interest and dividend income of higher average interest-earning assets of $361.2 million for the three months ended March 31, 2005, as compared to $315.4 million for the three months ended March 31, 2004. The favorable impact of higher average interest-bearing assets was partially offset by a lower yield on assets of 4.92% for the three months ended March 31, 2005, which was 28 basis points lower than for the three months ended March 31, 2004. Average net loans for the three months ended March 31, 2005 increased $13.1 million, or 8.4%, to $170.5 million, while the yield on loans for the three months ended March 31, 2005 was 6.39%, 3 basis points lower than the three months ended March 31, 2004. Interest income on taxable investment securities increased $174,000 to $1.5 million for the three months ended March 31, 2005 due primarily to an increase of $32.1million, or 23.1%, in the average balance in taxable investment securities. The favorable impact on interest income on taxable investments associated with higher balances was partially offset by a decrease of 32 basis points in yield to 3.57% for the three months ended March 31, 2005 due primarily to a higher concentration of floating rate bonds and shorter maturity agency bonds. The loan yield decreased only slightly for the three months ended March 31, 2005 as a higher concentration of higher-yielding commercial and commercial real estate loan balances in 2005 mitigated the impact of lower residential loan yields.

Interest Expense

      Interest expense on interest-bearing deposits for the three months ended March 31, 2005 increased $245,000, or 47.3%, to $763,000 as compared to the three months ended March 31, 2004. This increase was due primarily to an increase in average interest-bearing deposit balances for the three months ended March 31, 2005 of $40.5 million, or 25.6%, to $199 million as compared to the three months ended March 31, 2004. The increase in average balances for the three months ended March 31, 2005 was primarily due to an increase of $23.6 million, or 55.3%, in average money market deposit balances to $66.2 million and an increase of $12.8 million, or 25.4%, in average certificate of deposits balances to $63.3 million. The increase in interest expense for the three months ended March 31, 2005 was also due to an increase in the cost of total interest-bearing deposits of 1.53% for the three months ended March 31, 2005 versus 1.31% for the three months ended March 31, 2004. The increase in the cost of interest-bearing deposits was due primarily to an increase in the rate paid on money market deposit balances of 48 basis points to 1.96%. These factors were partially offset by the favorable impact of higher average balances in lower cost regular savings and NOW account balances, primarily a result of the Cambridge branch acquisition, in addition to higher average balances in non-interest bearing deposits.

      Interest expense on borrowed funds for the quarter-ended March 31, 2005 increased $252,000, or 38%, to $915,000 as compared to the quarter-ended March 31, 2004 due primarily to an increase in the cost of Federal Home Loan Bank advances of 84 basis points to 3.20% for the quarter ended March 31, 2005. The cost of short-term advances increased as a result of an increase in short term interest rates by the FOMC. Interest expense on subordinated debentures for the quarter-ended March 31, 2005 decreased $30,000, or 20.8%, due to the early retirement of $2 million of debt in October 2004.

Net Interest Income

      Net interest income for the three months ended March 31, 2005 decreased $119,000, or 4.3%, to $2.6 million as compared to the three months ended March 31, 2004. The decrease in net interest income in the first quarter of 2005 was due primarily to a decrease of 58 basis points in the net interest margin to 2.94%, partially offset by higher average interest-earning assets and higher average non-interest bearing deposit balances. The net interest margin decreased as a result of an increase in short-term interest rates, the primary driver of funding costs, and flattening of the yield curve, limiting the increase in yields on assets. The net interest margin also declined as a result of an increase in shorter-reset, lower yielding investment securities to neutralize the interest rate risk associated with the growth in money market deposit balances and nine-month term deposits, as well as the consumer preference for intermediate and longer-term loan rates. A lower loan-to-average assets ratio of 47% in the first quarter of 2005 as compared to 50% in the first quarter of 2004, which was due to a higher rate of increase in average investment securities balances as compared to the increase in average loan balances, also reduced the margin.

Average Balances and Yields

      The following table presents a summary of the Company's interest-earning assets and their average yields, and interest-bearing liabilities and their average rates for the three months ended March 31, 2005 and 2004. The average balances are derived from average daily balances.

                                                                  Three Months Ended March 31,
                                    -------------------------------------------------------------------------------------------
                                                      2005                                             2004
                                    -----------------------------------------       -------------------------------------------
                                     Interest                                        Interest
                                      Income/       Average      Average Rate        Income/         Average      Average Rate
                                      Expense       Balance      Earned/Paid         Expense         Balance       Earned/Paid
                                    -------------------------------------------------------------------------------------------
                                                                       (Dollars in thousands)
Assets
Interest earning assets:
  Federal funds sold and
     certificates of deposit           $   15      $  3,151           1.90%            $   34       $  2,499           5.44%
  Investment securities(1):
    Taxable                             1,523       170,784           3.57%             1,349        138,646           3.89%
    Tax-exempt                            187        16,837           4.44%               192         16,959           4.53%
  Loans, net                            2,721       170,455           6.39%             2,523        157,311           6.42%
                                     -----------------------                        -------------------------
     Total interest-earning assets      4,446       361,227           4.92%             4,098        315,415           5.20%
                                     ---------                                      ----------
Noninterest-earning assets                           24,167                                           18,935
                                                ------------                                      -----------
Total assets                                        385,394                                          334,350
                                                ============                                      ===========



                                                                       Three Months Ended March 31,
                                    -------------------------------------------------------------------------------------------
                                                      2005                                             2004
                                    -----------------------------------------       -------------------------------------------
                                     Interest                                        Interest
                                      Income/       Average      Average Rate        Income/         Average      Average Rate
                                      Expense       Balance      Earned/Paid         Expense         Balance       Earned/Paid
                                    -------------------------------------------------------------------------------------------
                                                           (Dollars in thousands)
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
  Savings                                  45        35,244           0.51%                39         31,228          0.50%
  NOW                                      16        34,244           0.19%                13         34,070          0.15%
  MMDA                                    324        66,217           1.96%               158         42,652          1.48%
  CD's                                    378        63,305           2.39%               308         50,538          2.44%
                                     -----------------------                        -------------------------
    Total interest-bearing deposits       763       199,010           1.53%               518        158,488          1.31%
  Federal Home Loan Bank advances         840       105,019           3.20%               609        103,169          2.36%
  Subordinated debentures                 114         7,000           6.51%               144          9,000          6.40%
  Other borrowed funds                     75        11,327           2.65%                54          9,723          2.22%
                                     -----------------------                        -------------------------
    Total interest-bearing              1,792       322,356           2.22%             1,325        280,380          1.89%
      liabilities                    ---------                                      ----------
Noninterest-bearing deposits                         41,833                                           37,659
Other noninterest-bearing
  liabilities                                         1,475                                              679
                                                ------------                                      -----------
Total liabilities                                   365,664                                          318,718
Total stockholders' equity                           19,730                                           15,632
                                                ------------                                      -----------
Total liabilities and stockholders'
     equity                                        $385,394                                         $334,350
                                                ============                                      ===========

Net interest income                    $2,654                                          $2,773
                                     =========                                      ==========
Interest rate spread                                                  2.70%                                           3.31%
                                                                 ===========                                      ==========
Net interest margin                                                   2.94%                                           3.52%
                                                                 ===========                                      ==========

      (1) - Excludes investment securities traded and not settled.

Non-interest Income

      Total non-interest income increased $177,000, or 17.5%, to $1,190,000 for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 primarily due to the fee revenue from the de Burlo Group, the investment management company acquired on December 31, 2004. Fee income from the investment management company was $390,000 in the first quarter of 2005. Credit card fees increased $23,000, or 16.9%, to $159,000 for the three months ended March 31, 2005 due to transaction volume. Trust fees increased $22,000, or 24.2%, to $113,000 for the three months ended March 31, 2005 due to an increase in the market value of assets under management. These increases were partially offset by a decrease in gains on the sale of securities of $341,000, or 88.3%, to $45,000 for the three months ended March 31, 2005. The existence or level of gains on the sale of securities cannot be assured or predicted as the amounts derived from such activity are a function of many factors, including, but not limited to, the duration, mix, and other attributes of securities owned and the level and slope of the yield curve, product spreads and other market forces that change on a daily basis.

Non-interest Expense

      Total operating expenses increased $368,000, or 11.1%, to $3.7 million for the three months ended March 31, 2005. Salaries and employee benefits increased $206,000, or 11%, to $2.1 million due primarily to an increase in full-time equivalent employees to 133 as of March 31, 2005 from 118 at March 31, 2004 and the beginning of salary and benefit expenses from the investment management company, partially offset by the bonus paid to the President of $159,000 in January 2004. An increase in full-time equivalent employees was primarily associated with staffing for new branch locations, new lenders hired for new markets, the addition of an investment executive to lead the search for the acquisition of an investment company, and the growth in staff infrastructure at the main office to support continued growth and expansion. Occupancy and equipment expenses increased $123,000, or 27.6%, to $569,000 for the three months ended March 31, 2005 primarily due to three months of rent expense in 2005 associated with office space acquired in 2004 for two new branches, the loan production office, and the investment management company, in addition to an increase in utilities and other operating expenses as a result of opening these new locations. Professional fees decreased $70,000, or 24%, to $217,000 for the three months ended March 31, 2005 due primarily to a decrease in legal expenses associated with several matters in 2004 related to growth plans and expansion initiatives. Other general and administrative expenses increased $108,000, or 35.6%, to $411,000 for the three months ended March 31, 2005 due primarily to an increase in telephone, office supplies and other expenses associated with operating new locations, in addition to core deposit intangible amortization of $30,000 as compared to zero in 2004. Data processing expenses increased $38,000, or 16.2%, to $272,000 for the three months ended March 31, 2005 due primarily to investment in new and enhanced technologies to support expansion.

Income Taxes

      The provision (benefit) for income taxes decreased $143,000, or 115.3%, to a benefit of $19,000 for the three months ended March 31, 2005 primarily as a result of lower pre-tax income for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004, a higher percentage of pre-tax income at the security corporations, and a higher percentage of federal tax exempt municipal bond interest income. The effective tax rates were lower than the statutory federal and state tax rates for both periods due to the Company's three security corporations, which are taxed at a lower state tax rate.

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

      Certain strategies have continued to be implemented in early 2005 to reduce the current level of interest rate risk given the prospects for an improving economy and an increase in market interest rates. These strategies currently include, but are not limited to, fixing the cost of certain liability sources, adding interest rate sensitivity to the investment securities portfolio, and shortening the duration of certain newly originated commercial loan products. On an ongoing basis, management analyzes the pros and cons of positioning with a narrower or wider interest rate mismatch and whether an asset sensitive or liability sensitive balance sheet is targeted and to what degree. This analysis considers, but is not limited to, originating adjustable and fixed rate mortgage loans, managing the cost and structure of deposits, analyzing actual and projected asset cash flow, considering the trade-offs of short versus long-term borrowings, and reviewing the pros and cons of certain investment security sectors.

      Quarterly, ALCO modeling is performed with the assistance of an outside advisor which projects the Bank's financial performance over certain periods under certain interest rate environments. The results of the ALCO process are reported and discussed at the ALCO meeting on at least a quarterly basis.

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

      From time to time, the Bank utilizes advances from the Federal Home Loan Bank of Boston (the "FHLB") primarily in connection with its management of the interest rate sensitivity of its assets and liabilities, as well as to selectively capitalize on leverage opportunities. Total advances outstanding at March 31, 2005 amounted to $114.2 million. The Bank's ability to borrow from the FHLB is dependent upon the amount and type of collateral the Bank has to secure the borrowings. Such collateral consists of, but is not limited to, one-to-four family owner-occupied residential property and federal agency obligations. As of March 31, 2005, the Bank's total borrowing capacity through the FHLB was $142.4 million. The Bank has additional capacity to borrow federal funds from other banks and through such instruments as repurchase agreements utilizing federal agency obligations and mortgage-backed securities as collateral, as well as brokered deposits.

      A major portion of the Bank's liquidity consists of cash and cash equivalents, short-term investments, U.S. Government and federal agency obligations, mortgage-backed securities, and other debt securities. The level of these assets is dependent upon the Bank's operating, lending, and financing activities during any given period. Certificates of deposit, which are scheduled to mature in one year or less, totaled $40 million at March 31, 2005. Based upon historical experience, management believes that a significant portion of such deposits will remain with the Bank. On a monthly basis, the Company currently generates an average of approximately $5 million in cash flow from the loan and investment securities portfolios. These funds are primarily used to either re-invest in new loans and investment securities or utilized in conjunction with the management of the level of deposit balances or borrowed funds.

      At March 31, 2005, the Company and the Bank continued to exceed all regulatory capital requirements applicable to them. The table below presents the capital ratios at March 31, 2005, for the Company and the Bank, as well as the minimum regulatory requirements.

                                                                                          Minimum
                                                                                          Capital
                                                                 Actual                 Requirements
                                                            Amount      Ratio        Amount      Ratio
                                                         ------------------------ -------------------------
 Bank:
           Total capital to risk-weighted assets              $24,951     10.87%       $18,367       8.00%
           Tier 1 capital to risk-weighted assets              23,590     10.27%         9,183       4.00%
           Tier 1 capital to average assets                    23,590      6.16%        15,311       4.00%

 Company:
           Total capital to risk-weighted assets              $25,939     11.27%       $18,413       8.00%
           Tier 1 capital to risk-weighted assets              24,420     10.61%         9,206       4.00%
           Tier 1 capital to average assets                    24,420      6.37%        15,334       4.00%

Off-Balance Sheet Arrangements

      The Company is a party to financial instruments with off-balance sheet risk in the normal course of business primarily associated with meeting the financing needs of our customers. We may also enter into off-balance sheet strategies to manage the interest rate risk profile of the Company. Loan commitments and all other off-balance sheet instruments involve, to varying degrees, elements of credit, interest rate, and liquidity risk.

      Lending commitments include commitments to originate loans and to fund unused lines of credit. The Bank evaluates each customer's creditworthiness on a case-by-case basis. At March 31, 2005, the Bank had $22.6 million of outstanding commitments to originate loans and $32.6 million of unused lines of credit. The Bank anticipates that it will have sufficient funds available to meet these commitments, though some commitments may expire and many unused lines are not drawn upon.

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

      As the Company continues to target expansion of its geographic loan footprint and the hiring of new commercial lenders, the maintenance of high credit quality and continued growth in loan balances is not assured.

      The opening of a loan production office in Portsmouth, New Hampshire offers no assurances that sufficient loan balances of acceptable quality can be generated to offset the current and future operating expenses of the operation. The origination of high quality loans, which the Bank is accustomed to, also cannot be assured.

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

      The Company also may not be successful in retaining or attracting key management personnel. Loss of key management personnel may result in the delay or cancellation of plans or strategies under consideration, increased expenses, operational inefficiencies, or lost revenue.

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

      The Company anticipates, although cannot assure, that a significant portion of new customers obtained from its premium-rate term deposit specials will remain customers for the indefinite future and avail themselves of additional bank products and services. Our business may be negatively impacted if we are unable to retain new customers with market-priced deposit products or cross-sell loan and investment products.

      Management anticipates, but cannot assure, that branch expansion and continued focus on growth in core deposit categories will generate sufficient growth in targeted deposit categories and continued growth in deposit fee income.

      The Company is hopeful that solid growth will occur in all core deposit categories, particularly in new markets. Growth cannot be assured, however, particularly during a period whereby consumers may perceive more value in other investment options. The inability to grow deposits ultimately limits asset growth. An inability to grow deposits sufficient to support loan-funding requirements would result in an increase in Bancorp's already high level of reliance on generally higher cost wholesale funding.

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

      The Company is subject to review and oversight of several governmental regulatory agencies. Such agencies impose certain guidelines and restrictions, such as capital requirement and lending limits that may impact our ability to compete with other financial service providers who may not be subject to these restrictions.

      New laws or changes in existing laws may limit the ability to expand or enter into new businesses that otherwise may be available to other financial service providers.

The interest rate environment may reduce our earnings or liquidity or the Company may not respond sufficiently to changes in interest rates or other factors impacting the business

      Changes in the interest rate environment may have a significant impact on the future earnings and liquidity of the Company. If interest rates continue to rise or the yield curve continues to flatten, net interest income may narrow further. Liquidity could be reduced in the future if customers choose other investment options in an improving economy. Liquidity could also be negatively impacted if current strategies to increase deposit balances in several new locations do not occur as planned due to competitive or other factors. Although we may be successful raising deposits in certain markets, we may have to pay higher than planned rates on these deposits to do so.

      An increase in market interest rates, continued competition from several local and national financial institutions, and increased reliance on higher cost funding sources could also cause higher rates paid on deposits without an equal or greater increase on yield on new loans.

      The Company assesses its interest rate risk and liquidity needs frequently, however, there is no assurance that its assessments result in appropriate actions on a timely basis or that interest rates do not change rapidly without corrective actions.

      The Company maintains its entire portfolio of long-term fixed rate loans on its books and is thus susceptible to interest rate risk in the event of a higher rate environment to the extent the prepayment activity on these loans falls, while the cost of funds increases. To the extent longer-term fixed rate loans are being held on the books at historic lows in a protracted low interest rate environment, it is important that growth in longer-term checking and savings balances occurs in several markets.

      The Company has had some success in increasing the level of adjustable rate loans and loans with shorter amortization periods or maturity dates, but has had little success in extending the terms of its deposits. These trends may reduce net interest income in the future.

      Given the strong emphasis on generating new loans, the risk exists that loan demand could place a strain on liquidity. The Bank may have to slow its pace of new loan approvals and thus may generate less interest income.

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

      By letter dated July 26, 2004, the Massachusetts Department of Environmental Protection notified the Bank of audit findings and non-compliance concerning the parking lot behind the Bank's main office, which has been found to contain certain contaminants. Investigations done to date observe that contamination characteristic of coal tar and oil are located on the property. That notice stated that the Bank has not met the requirements of "Downgradient Property Status" for which the Bank had applied in 1996. The notice directed the Bank to submit a revised application or to take other action as may be required under the Massachusetts Contingency Plan. The Bank has requested additional time to respond to the notice. The Bank has an accrual on its books of which potential expenses are not anticipated to exceed.

      On October 12, 2004, the Bank sent a notice of termination of the Bank's lease of premises at 22 Market Square, Portsmouth, New Hampshire, to its then landlord thereunder, LBJ Properties, LLC, because the premises had been determined by the Bank's consultants to be unsuitable for the Bank's purposes. The Bank has reiterated its position most recently by letter to LBJ Properties, LLC dated January 18, 2005. A dispute exists between the Bank and LBJ Properties, LLC over whether the Bank had the right to terminate the lease. No litigation has been filed and settlement discussions are in progress. A potential settlement amount is not expected to exceed the accrual on the Company's books.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

      Not applicable.

ITEM 3. Defaults Upon Senior Securities

      Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

      On April 13, 2005, the Company held its Annual Meeting of Stockholders. The following actions were taken at the Annual Meeting:

      1. The following twelve nominees were elected to serve as directors for a one-year term and until their successors are duly elected and qualified by the following votes:

            Name                             For                 Withheld
------------------------------          ---------------        -------------

Robert R. Borden, III                     1,602,681                 100
Timothy R. Collins                        1,602,681                 100
Franz Colloredo-Mansfeld                  1,602,681                 100
John T. Coughlin                          1,602,681                 100
Craig H. Deery                            1,602,681                 100
Edward D. Dick                            1,602,681                 100
Stephanie R. Gaskins                      1,602,681                 100
Donald P. Gill                            1,602,681                 100
H.A. Patrician, Jr.                       1,602,681                 100
Neil St. John Raymond                     1,602,681                 100
Neil St. John Raymond, Jr.                1,602,681                 100
William J. Tinti.                         1,602,681                 100

[There were no abstention or broker non-votes with respect to this action.]

      2. A proposal to ratify the selection of Wolf & Company, P.C. as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2005 was approved as follows: 1,601,121 votes for, and 100 votes against. [There were 1,560 abstentions and no broker non-votes with respect to this action.]

ITEM 5. Other Information

      Not applicable.

ITEM 6. Exhibits

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

      (b) Reports on Form 8-K

      On January 6, 2005, the Company filed a report on Form 8-K regarding the press release issued by the Company which stated that the Company completed its acquisition of The de Burlo Group, Inc., an investment advisory firm.

      On February 22, 2005, the Company filed a report on Form 8-K regarding the press release issued by the Company which stated that the Bank had signed an agreement to acquire the Boston, Massachusetts, branch of Atlantic Bank of New York.

      On February 28, 2005, the Company filed a report on Form 8-K regarding the Bank's entry into a series of agreements with Atlantic Bank of New York to purchase the Boston branch of Atlantic Bank of New York.

      On March 1, 2005, the Company filed a report on Form 8-K regarding the press release issued by the Company, which stated the Company's financial results for the quarter and year ended December 31, 2004.

      On March 16, 2005, the Company filed a report on Form 8-K regarding the Bank's entry into a Non-Competition, Confidentiality and Severance Agreement with Russell G. Cole, the President of the Northern Division of the Bank, and Ipswich Capital Investment Corp.'s entry into an Employment Agreement with Peter
M. Whitman, Jr., President of Ipswich Capital Investment Corp.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 FIRST IPSWICH BANCORP


Date: May 12, 2005               By: /s/ Donald P. Gill
                                 -----------------------------------------------
                                 Donald P. Gill
                                 President and Chief Executive Officer


Date: May 12, 2005               By: /s/ Michael J. Wolnik
                                 -----------------------------------------------
                                 Michael J. Wolnik
                                 Senior Vice President, Chief Financial Officer,
                                 and Treasurer