Form 10QSB/A
period 2005-03-31
FIRST IPSWICH BANCORP /MA
filed 2005-07-14
CIK 885979

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------


                                  FORM 10-QSB/A


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

EXPLANATORY NOTE

This amendment to the 10-QSB for the period ended 3/31/2005, that was originally filed on May 13, 2005, is being filed solely to correct one typographical error.

In the Consolidated Statements of Cash Flows for the line item "Loan originations, net of repayments", the dollar amounts were incorrectly left blank. The correct amounts are $(3,749,000) for 2005 and $(2,790,000) for 2004, respectively. These corrections are reflected in the 10-QSB herein.

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

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                 (In thousands)

                                                              For the Three Months Ended March 31,
                                                                    2005               2004
                                                                 ----------         ----------
Cash flows from operating activities:
   Net income                                                    $      146         $      353
   Adjustments to reconcile net income to net cash
     provided (used) by operating activities:
     Provision for loan losses                                           40                 --
     Gain on sales and calls of securities, net                         (45)              (386)
     Depreciation and amortization of banking
       premises and equipment                                           187                163
     Net amortization of securities, including
       certificate of deposit                                            91                364
     Derivative fair value adjustment                                   (35)                37
     Amortization of core deposit intangible                             30                 --
     Net change in other assets and other liabilities                  (371)              (108)
                                                                 ----------         ----------
         Net cash provided (used) by operating activities                43                423
                                                                 ----------         ----------
Cash flows from investing activities:
   Activity in available-for-sale securities:
     Purchases                                                      (28,523)           (51,453)
     Sales                                                           27,597             49,618
     Maturities, calls and paydowns                                   7,764             13,344
   Activity in held-to-maturity securities:
     Purchases                                                           --                 --
     Sales                                                               --                652
     Maturities, calls and paydowns                                     348                553
   Purchase of Federal Home Loan Bank stock                            (422)                --

   Loan originations, net of repayments                              (3,749)            (2,790)

   Deposit on branch acquisition                                       (500)                --
   Additions to premises and equipment, net                              (5)               (91)
                                                                 ----------         ----------
         Net cash used by investing activities                        2,510              9,833
                                                                 ----------         ----------
Cash flows from financing activities:
   Net decrease in deposits                                         (22,419)            (3,516)
   Net increase in short-term borrowings                             22,771                370
   Repayment of long-term borrowings                                 (1,290)            (7,266)
   Cash dividends paid                                                  (28)               (24)
                                                                 ----------         ----------
         Net cash provided by financing activities                     (966)           (10,436)
                                                                 ----------         ----------
Net increase (decrease) in cash and cash equivalents                  1,587               (180)
Cash and cash equivalents at beginning of period                      9,076              9,685
                                                                 ----------         ----------

Cash and cash equivalents at end of period                       $   10,663         $    9,505
                                                                 ==========         ==========

Supplemental disclosures:
   Interest paid                                                 $    1,792         $    1,330
   Income taxes paid, net                                                73                 48
   Due to broker                                                      1,499              1,448

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