Form 10QSB/A
period 2005-03-31
FIRST IPSWICH BANCORP /MA
filed 2005-07-22
CIK 885979

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------


                                  FORM 10-QSB/A
                                 Amendment No. 2



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

EXPLANATORY NOTE


This Form 10-QSB/A is being filed as Amendment No. 2 to the Form 10-QSB for the fiscal quarter ended March 31, 2005. This amendment is being filed to provide current certifications by the principal executive officer and principal financial officer of First Ipswich Bancorp on Exhibits 31.1, 31.2, 32.1, and
32.2. The purpose of filing these new certifications is to correct Amendment No. 1 to the Form 10-QSB for the fiscal quarter ended March 31, 2005, which failed to include current certifications as of the date that such amendment was filed. This report speaks as of the original filing date and, except as indicated herein or in Amendment No. 1, has not been updated to reflect events occurring subsequent to the original filing date.

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


                                 FIRST IPSWICH BANCORP



Date: July 22, 2005              By: /s/ Donald P. Gill
                                 -----------------------------------------------
                                 Donald P. Gill
                                 President and Chief Executive Officer


Date: July 22, 2005              By: /s/ Michael J. Wolnik
                                 -----------------------------------------------
                                 Michael J. Wolnik
                                 Senior Vice President, Chief Financial Officer,
                                 and Treasurer