Form 10QSB
period 2005-06-30
FIRST IPSWICH BANCORP /MA
filed 2005-08-12
CIK 885979

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                   FORM 10-QSB

                               ------------------

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to _____________

                        Commission File Number 333-114018

                               ------------------

                              First Ipswich Bancorp
        (Exact name of small business issuer as specified in its charter)

                               ------------------

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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: At July 31, 2005, there were 2,219,630 shares of common stock outstanding, par value $1.00 per share.

      Transitional Small Business Disclosure Format (Check one): YES |_| NO |X|

================================================================================

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES
                                   FORM 10-QSB

                                      Index

                                                                            Page
                                                                            ----

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets as of June 30, 2005 and
        December 31, 2004                                                     3

        Consolidated Statements of Income for the quarter and
        six months ended June 30, 2005 and 2004                               4

        Consolidated Statements of Changes in Stockholders' Equity for the
        six months ended June 30, 2005 and 2004                               5

        Consolidated Statements of Cash Flows for the six months ended
        June 30, 2005 and 2004                                                6

        Notes to Consolidated Financial Statements                            7

Item 2. Management's Discussion and Analysis 8

Item 3. Controls and Procedures                                              23

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                    24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          24

Item 3. Defaults Upon Senior Securities                                      24

Item 4. Submission of Matters to a Vote of Security Holders                  24

Item 5. Other Information                                                    25

Item 6. Exhibits and Reports on Form 8-K                                     25

        Signatures                                                           26

PART I--FINANCIAL INFORMATION

ITEM 1. Financial Statements

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (unaudited)
                        (In thousands, except share data)

                                                                                  June 30,    December 31,
                                                                                    2005          2004
                                                                                  ---------    ---------
ASSETS
------
Cash and due from banks                                                           $  12,468    $   8,970
Federal funds sold                                                                       72          106
                                                                                  ---------    ---------

Total cash and cash equivalents                                                      12,540        9,076
                                                                                  ---------    ---------

Certificate of deposit                                                                3,253        3,212
Securities available for sale, at fair value                                        110,165      153,987
Securities held to maturity, at amortized cost                                       30,357       31,909
Federal Home Loan Bank stock, at cost                                                 6,647        5,590
Federal Reserve Bank stock, at cost                                                     572          549
Loans, net of allowance for loan losses of $1,627 and $1,340                        224,865      168,883
Banking premises and equipment, net                                                   9,941        5,806
Other assets                                                                         11,253        8,168
                                                                                  ---------    ---------

Total assets                                                                      $ 409,593    $ 387,180
                                                                                  =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits                                                                          $ 243,503    $ 254,842
Short-term borrowings                                                                95,739       66,468
Long-term borrowings                                                                 34,805       37,383
Subordinated debentures                                                              14,000        7,000
Other liabilities                                                                     1,933        1,669
                                                                                  ---------    ---------

Total liabilities                                                                   389,980      367,362
                                                                                  ---------    ---------

Stockholders' equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized, none issued               --           --
Common stock, $1.00 par value; 4,000,000 shares authorized, 2,240,120 issued          2,240        2,240
Additional paid-in capital                                                            9,936        9,936
Retained earnings                                                                     8,309        8,210
Accumulated other comprehensive loss                                                   (761)        (457)
Treasury stock, at cost - 20,490 shares                                                (111)        (111)
                                                                                  ---------    ---------

Total stockholders' equity                                                           19,613       19,818
                                                                                  ---------    ---------

Total liabilities and stockholders' equity                                        $ 409,593    $ 387,180
                                                                                  =========    =========

           See accompanying notes to consolidatedfinancial statements.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (unaudited)
                      (In thousands, except per share data)

                                                         Quarter Ended          Six Months Ended
                                                            June 30,                 June 30,
                                                       -------------------    --------------------
                                                         2005       2004        2005        2004
                                                       --------   --------    --------    --------
Interest and dividend income:
   Interest and fees on loans                          $  2,904   $  2,575    $  5,625    $  5,098
   Interest on debt securities:
      Taxable                                             1,253      1,203       2,553       2,498
      Tax-exempt                                            165        191         352         383
   Dividends on equity securities                           198         57         391         110
   Other interest                                            45         35          90          70
                                                       --------   --------    --------    --------
         Total interest and dividend income               4,565      4,061       9,011       8,159
                                                       --------   --------    --------    --------
Interest expense:
   Interest on deposits                                     691        705       1,454       1,223
   Interest on borrowed funds                             1,112        623       2,027       1,286
   Interest on subordinated debentures                      135        144         249         288
                                                       --------   --------    --------    --------
         Total interest expense                           1,938      1,472       3,730       2,797
                                                       --------   --------    --------    --------
Net interest income                                       2,627      2,589       5,281       5,362
Provision for loan losses                                    67         --         107          --
                                                       --------   --------    --------    --------
Net interest income, after provision for loan losses      2,560      2,589       5,174       5,362
Other income:
   Investment advisory fees                                 385         --         775          --
   Service charges on deposit accounts                      322        364         605         650
   Credit card fees                                         182        176         342         311
   Trust fees                                               123        112         236         203
   Non-deposit investment fees                               73         70         180         163
   Gain (loss) on sales and calls of securities, net         16        (11)         62         375
   Miscellaneous                                             48         77         140          99
                                                       --------   --------    --------    --------
         Total other income                               1,149        788       2,340       1,801
                                                       --------   --------    --------    --------
Operating expenses:
   Salaries and employee benefits                         2,051      1,821       4,132       3,696
   Occupancy and equipment                                  601        513       1,170         959
   Professional fees                                        210        208         427         495
   Credit card interchange                                  136        146         234         240
   Advertising and marketing                                101        193         161         263
   Data processing                                          190        156         370         300
   ATM processing                                            95        101         187         191
   Other general and administrative                         317        381         698         684
                                                       --------   --------    --------    --------
         Total operating expenses                         3,701      3,519       7,379       6,828
                                                       --------   --------    --------    --------
Income (loss) before income taxes                             8       (142)        135         335

Provision (credit) for income taxes                           0       (100)        (20)         25
                                                       --------   --------    --------    --------
Net income (loss)                                      $      8   $    (42)   $    155    $    310
                                                       ========   ========    ========    ========
Weighted average common shares outstanding:
   Basic                                                  2,220      1,761       2,220       1,759
                                                       --------   --------    --------    --------
   Diluted                                                2,220      1,854       2,220       1,852
                                                       --------   --------    --------    --------
Earnings (loss) per share:
   Basic                                               $   0.00   $  (0.02)   $   0.07    $   0.18
                                                       ========   ========    ========    ========
   Diluted                                             $   0.00   $  (0.02)   $   0.07    $   0.17
                                                       ========   ========    ========    ========

          See accompanying notes to consolidated financial statements.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                      (In thousands, except per share data)

                                                                                    Accumulated
                                                        Additional                     Other
                                                         Paid-in      Retained     Comprehensive
                                       Common Stock      Capital      Earnings     Income (Loss)    Treasury Stock     Total
                                       ------------      -------      --------     -------------    --------------    -------

Balance at December 31, 2003               $1,778          $5,894       $7,826        $ (119)            $(111)       $15,268
                                                                                                                      -------
Comprehensive income:
    Net income                                                             310                                            310
    Unrealized loss on
      securities available for
      sale, net of
      reclassification
      adjustment and tax effect                                                       (1,265)                          (1,265)
                                                                                                                      -------
        Total comprehensive income                                                                                       (955)
                                                                                                                      -------
Proceeds from issuance of common
    stock (300,000 shares)                    300           3,304                                                       3,604
Cash dividends declared ($.025
    per share)                                                             (44)                                           (44)
                                           ------          ------       ------        ------             -----        -------
Balance at June 30, 2004                    2,078           9,198        8,092        (1,384)             (111)        17,873
                                           ======          ======       ======        ======             =====        =======

Balance at December 31, 2004                2,240           9,936        8,210          (457)             (111)        19,818
                                                                                                                      -------
Comprehensive loss:
    Net income                                                             155                                            155
    Unrealized loss on
      securities available for
      sale, net of
      reclassification
      adjustment and tax effect                                                         (304)                            (304)
                                                                                                                      -------
        Total comprehensive loss                                                                                         (149)
                                                                                                                      -------
Cash dividends declared ($.025
    per share)                                                             (56)                                           (56)
                                           ------          ------       ------        ------             -----        -------
Balance at June 30, 2005                   $2,240          $9,936       $8,309        $ (761)            $(111)       $19,613
                                           ======          ======       ======        ======             =====        =======

          See accompanying notes to consolidated financial statements.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                 (In thousands)

                                                                    For the Six Months Ended June 30,
                                                                           2005          2004
                                                                        ----------    ----------
Cash flows from operating activities:
   Net income                                                           $      155    $      310
   Adjustments to reconcile net income to net cash provided
     (used) by operating activities:
     Provision for loan losses                                                 107
     Gain on sales and calls of securities, net                                (62)         (375)
     Depreciation and amortization                                             423           336
     Net amortization of securities, including certificate of deposit          185           494
     Derivative fair value adjustment                                          (35)           15
     Amortization of core deposit intangible                                    60            18
     Net change in other assets and other liabilities                          (57)         (393)
                                                                        ----------    ----------
         Net cash provided by operating activities                             776           405
                                                                        ----------    ----------
Cash flows from investing activities:
   Activity in available-for-sale securities:
     Purchases                                                             (33,417)     (103,195)
     Sales                                                                  56,921        52,142
     Maturities, calls and paydowns                                         19,757        27,372
   Activity in held-to-maturity securities:
     Purchases
     Sales                                                                                   669
     Maturities, calls and paydowns                                          1,507         4,062
   Purchase of Federal Home Loan Bank stock                                 (1,057)
   Purchase of Federal Reserve Bank stock                                      (23)
   Net cash paid in acquisition of Boston branch                           (25,102)
   Loan originations, net of repayments                                    (12,757)       (7,464)
   Premises and equipment acquired in branch acquisition                    (4,537)
   Additions to premises and equipment, net                                    (21)         (592)
                                                                        ----------    ----------
         Net cash provided (used) by investing activities                    1,271       (27,006)
                                                                        ----------    ----------
Cash flows from financing activities:
   Net increase (decrease) in deposits                                     (32,220)       36,605
   Net cash received in acquisition of Cambridge branch                                    9,552
   Net increase (decrease) in short-term borrowings                         29,271        (7,973)
   Proceeds from subordinated debenture                                      7,000
   Repayment of long-term debt                                              (2,578)      (11,537)
   Proceeds from issuance of common stock                                                  3,604
   Cash dividends paid                                                         (56)          (44)
                                                                        ----------    ----------
         Net cash provided by financing activities                           1,417        30,207
                                                                        ----------    ----------
Net increase (decrease) in cash and cash equivalents                         3,464         3,606
Cash and cash equivalents at beginning of period                             9,076         9,685
                                                                        ----------    ----------

Cash and cash equivalents at end of period                              $   12,540    $   13,291
                                                                        ==========    ==========

Supplemental disclosures:
   Interest paid                                                        $    3,730    $    2,769
   Income taxes paid                                                           129            48
   Due to broker                                                                --        17,475

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

(2) Stockholder's Equity and Earnings per Share

      Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share in 2004 reflects additional common shares (common stock equivalents) that would have been outstanding if dilutive potential shares had been issued, as well as any adjustment to income that would result from the assumed issuance. As of June 30, 2004, potential common shares that may have been issued by the Company related solely to warrants issued in connection with the Company's subordinated debentures and were determined using the treasury stock method. Assumed conversion of the outstanding warrants would increase the number of shares outstanding, but would not require an adjustment to income as a result of the conversion. All warrants outstanding were exercised on December 29, 2004.

      For the three months ending June 30, 2004, no common stock equivalents were included in the calculation of earnings per share as the Company reported a net loss, the effect of which would be anti-dilutive. For the six months ended June 30, 2004, the Company had no potential common shares outstanding that were considered anti-dilutive. For the three and six months ended June 30, 2005, there are no common stock equivalents outstanding.

(3) Commitments

      At June 30, 2005, the Company had outstanding commitments to originate loans of $17.9 million. Unused lines of credit and open commitments available to customers at June 30, 2005 amounted to $29 million, of which $14 million related to construction loans, $9.5 million related to home equity lines of credit, $5 million related to credit card loans and $.5 million related to other open commitments.

(4)  Segment Reporting

       Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the six months ended June 30, 2005 is below. There were no reportable segments prior to the acquisition of the de Burlo Group, Inc. on December 31, 2004.

                                                     Investment   Consolidated
                                         Banking      Advisory       Totals
                                         -------      --------       ------

Net interest and dividend income        $  5,281           --       $  5,281
Other revenue: external customers          1,565       $  775          2,340
Net income                                    13          142            155
Assets                                  $406,865       $2,728       $409,593

(5)  Acquisition

      On June 24, 2005, the Company completed the acquisition of the Boston branch of the Atlantic Bank of New York and the commercial building in which the Boston branch is located at 33 State Street. The branch acquisition involved the purchase of approximately $43.3 million in loans and the assumption of approximately $20.9 million in deposits. The purchase price of the building was $5.25 million and the premium paid on the deposits was 8%. The purchase was deemed a business combination and goodwill has been recognized on the transaction. The purchase price was allocated to assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition. The excess of the purchase price over the net fair value of assets acquired and liabilities assumed is to be allocated, in amounts to be determined, to goodwill and a core deposit intangible related to the long-term value of depositor relationships. The following table summarizes estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in millions):

Tangible assets acquired - loans and building                             $ 47.6
Liabilities assumed                                                         20.9
                                                                          ------
Fair value of net assets acquired                                           26.7

Purchase price                                                              29.4
                                                                          ------
Core deposit intangible and goodwill                                      $  2.7
                                                                          ======

(6)  Subsequent Events

      On July 19, 2005, the Bank announced its decision not to exercise its early 2006 lease renewal options on its three Wal-Mart branch locations in Manchester, Newington and Salem, New Hampshire.


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

Executive Summary

      The Company is a chartered bank holding company, which provides community banking services to its principal market areas of northeastern Massachusetts and southern New Hampshire through its wholly-owned subsidiary, the Bank. The Bank is a nationally chartered commercial bank that has focused primarily on originating quality loans and raising consumer and commercial deposits in the markets it serves. The Bank seeks to expand its product offerings to its existing customers, as well as increase its customer base in new markets.

      Through its acquisition of the Cambridge branch of Atlantic Bank of New York ("Atlantic Bank") in 2004 and the acquisition of the Boston branch of Atlantic Bank on June 24, 2005, the Bank has initiated the strategic expansion of its geographic footprint into the Boston market. To broaden its geographic expansion, the Bank opened a loan production office in Portsmouth, New Hampshire in the first quarter of 2005. With its expansion into this market, the Bank has established a commercial lending presence in the area as a means of possible expansion in the future.

      As a result of the investment management company acquisition at the end of 2004, the Bank has also initiated its goal of expanding its product offerings within the investment management area and broadening its fee-generating businesses. The Bank plans to cross-sell its core banking services to the new investment customers acquired, as well as cross-sell additional investment products to its existing customer base. The investment management acquisition has increased the Company's percentage of fee revenue to total revenue, thus reducing reliance on revenue from the interest margin.

      Financial market conditions continue to pressure the net interest margins in the banking industry. As anticipated by the financial markets, the Federal Open Market Committee raised the Federal Funds target rate 25 basis points on both May 3rd and June 30th. The Committee believes that, even after these actions, the stance of monetary policy remains accommodative and, coupled with robust underlying growth in productivity, is providing ongoing support to economic activity. The spread between the two- and ten-year treasury has continued to narrow in recent months.

      The Company anticipates comparable earnings for the six months ended December 31, 2005 as compared to the six months ended June 30, 2005. As a result of the anticipation of continued pressure on the net interest margin, primarily as a result of the continued increase in short term interest rates and flat yield curve, and expenses associated with the Sarbanes-Oxley internal control assessment project, as well as branch integration, initiatives, and improvements at various locations, net income for the year-ended December 31, 2005 may be lower than for the year-ended December 31, 2004.

Critical Accounting Policies

      Critical accounting policies are defined as those that reflect significant judgments and uncertainties, and the application of which could potentially result in materially different results under different assumptions and conditions. Accounting policies considered critical to the Company's financial statements include the allowance for loan losses and impairment of securities and intangible assets, including goodwill and core deposit intangibles. The methodology for assessing the appropriateness of the allowance for loan losses is considered a critical accounting policy by management due to the degree of judgment involved, the subjectivity of the assumptions utilized, and the potential for changes in the economic environment that could result in changes to the amount of the allowance for loan losses considered necessary. Management considers impairment of investment securities to be a critical accounting policy because of its possible materiality to the financial statements. Management considers impairment of intangible assets to be a critical accounting policy because it is a material balance sheet item and the estimation of fair values involves a high degree of judgment and subjectivity in the assumptions utilized.

Comparison of Financial Condition at June 30, 2005 versus December 31, 2004

      Total assets were $409.6 million at June 30, 2005, an increase of $22.4 million, or 5.8%, from $387.2 million as of December 31, 2004. All major loan categories increased, partially offset by a decrease in total investment securities balances.

Loans

      Total net loan balances were $224.9 million as of June 30, 2005, an increase of $56 million, or 33.2%, from $168.9 million as of December 31, 2004. The increase in loans was due primarily to $43 million of loans acquired with the Boston branch, which consist of commercial real estate and commercial loans. A majority of these loans are located in Suffolk County and were originated for local businesses. The Bank's lending activities continue to be focused in northeastern Massachusetts and southern New Hampshire and are diversified by loan types and industries. The Bank continues to focus on originating high quality loans and targeting expansion of its geographic loan footprint into the Boston, Massachusetts and Portsmouth, New Hampshire areas.

      Commercial real estate loans increased to $93.7 million as of June 30, 2005, an increase of $33.1 million, or 54.6%, from $60.6 million as of December 31, 2004. The Bank's commercial real estate lending strategy stresses quality loan originations to local businesses, professionals, experienced developers, and investors. Commercial loans increased $25.5 million, or 129.7%, to $45.1 million as of June 30, 2005 due primarily to loans acquired with the Boston branch, as well as increased business development, lending in new markets, and favorable small business lending conditions.

      Construction loan balances decreased $3.8 million, or 16.2%, to $19.2 million as of June 30, 2005 due primarily to sales activity, the cyclical nature of the level of advanced funds, and one large loan conversion to permanent financing. The primary focus of construction lending continues to relate to the financing of small residential construction projects for the Company's highly rated commercial customers.

      Residential real estate loan balances, including equity lines of credit, of $66.8 million as of June 30, 2005 increased $1.6 million, or 2.5%, from $65.2 million as of December 31, 2004. As the Bank does not sell fixed rate residential loans into the secondary market, long-term fixed rate loans have not been priced aggressively at this point in the economic cycle. Credit conditions have continued to be favorable, although new and existing home sales prices and activity has moderated in recent months.

      The following table presents the composition of the Bank's loan portfolio by type of loan at the dates indicated.

                                                       June 30,     December 31,
                                                         2005           2004
                                                      ----------     ----------
                                                        (Dollars in thousands)
Real estate mortgage loans:
    Residential                                       $   55,934     $   55,749
    Commercial                                            93,715         60,616
    Construction                                          19,189         23,016
    Equity lines of credit                                10,902          9,465
Commercial loans                                          45,085         19,627
Consumer loans                                             1,686          1,792
                                                      ----------     ----------
        Total loans                                      226,511        170,265
Net deferred origination fees                                (19)           (42)
Allowance for loan losses                                 (1,627)        (1,340)
                                                      ----------     ----------
        Loans, net                                    $  224,865     $  168,883
                                                      ==========     ==========

Asset Quality and Allowance for Loan Losses

      The table below summarizes certain key ratios regarding the quality of the Bank's loan portfolio:

                                                         June 30, 2005   December 31, 2004
                                                         -------------   -----------------
                                                              (Dollars in thousands)
Non-accrual loans                                             $   --       $   --
Troubled debt restructurings                                      --           --
Loans past due 90 days or more and still accruing                 --           16
Non-accrual loans to total loans                                  --           --
Non-performing assets to total assets                             --           --
Allowance for loan losses as a percentage of
    total loans                                                 0.72%        0.79%

      For the six months ended June 30, 2005, the Bank recorded a $107,000 provision for loan losses as a result of growth in loan originations. The Bank recorded charge-offs of $21,000 and recoveries of $3,000 for the six months ended June 30, 2005. The allowance for loan losses balance was $1,627,000 at June 30, 2005, an increase of $287,000 since December 31, 2004. The allowance for loan losses balance was augmented by $197,500 as a result of purchase accounting associated with the Boston branch acquisition in June 2005. Management considers the loan loss allowance to be adequate to provide for potential loan losses, though a continued charge to earnings via a loan loss provision is anticipated in 2005 due to the anticipation of continued loan growth.

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

Investment Securities

      Total investment securities, which includes certificates of deposit, available-for-sale securities, held-to-maturity securities and Federal Home Loan Bank and Federal Reserve Bank stock were $151.0 million as of June 30, 2005, a decrease of $44.2 million, or 22.7%, from $195.2 million as of December 31, 2004. Investment security sales of $56.9 million and calls and principal pay-downs on investment securities of $19.8 were partially replaced by investment security purchases of $33.4 million, while the remaining proceeds on investment securities sales and calls were utilized to fund loan demand. In planning for the anticipated higher interest rates and increasing loan demand, a greater percentage of investment securities purchases were amortizing securities, many with average lives under one year, short-term money market preferred stock, or shorter maturity agency securities. This purchasing strategy facilitated the availability of investment funds to meet anticipated loan funding requirements in the second quarter of 2005, while also minimizing the need to sell securities at unfavorable prices.

      Investment securities may be sold for a variety of reasons, including, but not limited to, swapping into other investment sectors with greater perceived relative value, neutralizing interest rate risk created by loan, deposit, or borrowed funds activity, managing the level of leverage and risk-based capital, and managing the level of qualifying collateral for borrowing purposes. In the first quarter of 2005, certain investment securities were sold and re-invested into different investment sectors to neutralize the interest rate risk impact of higher balances and rates on short-term borrowings. Investment securities sold consisted primarily of 10/1 agency mortgage backed obligations, which earn a fixed rate for ten years and then adjust annually thereafter, and certain longer maturity agency bonds. Proceeds from these sales were re-invested primarily into floating rate instruments. Certain non-agency bonds that are not eligible to be used as collateral for borrowing purposes were also sold and re-invested into agency bonds in order to increase the level of qualifying collateral. Due to a continued flattening of the yield curve, the short-term yield give-up on floating rate assets as compared to intermediate and longer-term fixed rate alternatives is not as significant as it had been several months ago.

      The following table presents the composition of the Company's available-for-sale and held-to-maturity securities portfolios at the dates indicated

                                                June 30, 2005             December 31, 2004
                                           -----------------------     -----------------------
                                           Amortized       Fair        Amortized       Fair
                                             Cost          Value          Cost         Value
                                           ----------   ----------     ----------   ----------
                                                          (Dollars in thousands)
Securities available for sale
U.S. Government agency obligations         $   39,377   $   39,047     $   54,105   $   53,868
Trust preferred securities                         --           --            970          974
Mortgage-backed securities                     64,478       63,728         78,946       78,575
Corporate bonds                                 1,801        1,748          1,786        1,746
Municipal bonds                                   627          598            635          610
                                           ----------   ----------     ----------   ----------
     Total debt securities                    106,283      105,121        136,442      135,773
Marketable equity securities                       84           99             84          104
Preferred stock                                 4,956        4,945         18,456       18,110
                                           ----------   ----------     ----------   ----------
     Total securities available for sale   $  111,323   $  110,165     $  154,982   $  153,987
                                           ==========   ==========     ==========   ==========

Securities held to maturity
U.S. Government agency obligations         $    3,000   $    2,927     $    3,000   $    2,928
Municipal bonds                                15,580       15,590         16,201       16,098
Mortgage-backed securities                     11,777       11,610         12,708       12,524
                                           ----------   ----------     ----------   ----------
     Total securities held to maturity     $   30,357   $   30,127     $   31,909   $   31,550
                                           ==========   ==========     ==========   ==========

Deposits

      Total deposit balances were $243.5 million as of June 30, 2005, a decrease of $11.3 million, or 4.5%, from $254.8 million as of December 31, 2004. Total deposit balances decreased primarily due to the pricing of term deposits to discourage the renewal of premium rate funds in February, partially offset by the acquisition of approximately $21 million of deposits in June 2005 from the new Boston branch. The acquired deposits consisted of approximately $11.3 million of checking balances, $3.9 million of savings balances, and $6.2 million of term deposit balances.

      Term deposit balances decreased $22.2 million, or 30.2%, to $51.4 million, as of June 30, 2005. Approximately 40% of the $31 million in nine-month funds raised last May were retained at a favorable spread to shorter term treasury rates, during a period of a continued expectation of an increase in the Federal funds target rate by the FOMC. Term deposit outflows were funded primarily by short-term borrowings.

      Non-interest bearing demand deposit balances increased $9.2 million, or 22.3%, to $50.3 million as of June 30, 2005. NOW account balances increased $2.5 million, or 6.8%, to $40 million as of June 30, 2005. Regular savings balances increased $6.2 million, or 17.7%, to $40.9 million as of June 30, 2005. The above three categories increased primarily as a result of the Boston deposits acquired.

      Total money market deposit balances decreased $7 million, or 10.3%, to $60.9 million after increasing significantly in 2004, as management has opted to price this account less aggressively in 2005 as short-term interest rates continue to rise, after pricing more aggressively in 2004 to increase market share while rates were lower. While deposit-raising strategies in 2005 may include promotional programs, growth in market-priced savings, money market, and checking balances continues to be targeted. The Company is also hopeful that additional commercial deposits will be generated from its geographic lending plans.

       The following table shows the composition of the Company's deposit balances at the dates indicated.

                                                      June 30,      December 31,
                                                        2005            2004
                                                     ----------     ----------

Demand                                               $   50,270     $   41,098
NOW                                                      40,045         37,505
Regular savings                                          40,931         34,767
Money market deposits                                    60,854         67,858
Term certificates                                        51,403         73,614
                                                     ----------     ----------
                                                     $  243,503     $  254,842
                                                     ==========     ==========

Borrowings

      Short-term borrowings increased $29.3 million, or 44%, to $95.7 million as of June 30, 2005. Short-term borrowings increased for two primary reasons: as a means of replacing net deposit outflows and to provide required funding for the loan acquisition. Long-term advances decreased $2.6 million, or 6.9%, to $34.8 million as of June 30, 2005 due to scheduled monthly paydowns on amortizing advances. Subordinated debentures increased $7 million, or 100%, to $14 million as of June 30, 2005 due to the Company's participation in a pooled trust preferred transaction in the amount of $7 million.

Stockholders' Equity

      Total stockholders' equity decreased from $19.8 million at December 31, 2004 to $19.6 million as of June 30, 2005 due primarily to an increase in accumulated other comprehensive loss of $304,000 associated with an unrealized loss, net of tax, on available-for-sale securities, partially offset by net income of $155,000 for the six months ended June 30, 2005.

Comparison of Operating Results for the Quarter and Six Months Ended June 30, 2005 and 2004

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

      Net income for the six months ended June 30, 2005 was $155,000 compared with $310,000 for the six months ended June 30, 2004, a decrease of $155,000, or 50%. For the six months ended June 30, 2005, net interest income decreased $81,000, or 1.5%, non-interest income increased $539,000, or 29.9%, and operating expenses increased $551,000, or 8.1%, as compared to the six months ended June 30, 2004.

      Net income for the three months ended June 30, 2005 was $8,000 compared with a net loss of $42,000 for the three months ended June 30, 2004, an increase of $50,000, or 119%. For the three months ended June 30, 2005, net interest income increased $38,000, or 1.5%, non-interest income increased $361,000, or 45.8%, and operating expenses increased $182,000, or 5.2%, as compared to the three months ended June 30, 2004.

Interest and Dividend Income

      Total interest and dividend income for the six months ended June 30, 2005 was $9.0 million, which was $852,000, or 10.4%, higher than the six months ended June 30, 2004. This increase was due to the favorable impact of higher average interest-earning assets of $358.2 million for the six months ended June 30, 2005, as compared to $320.1 million for the six months ended June 30, 2004. The yield on earning assets of 5.03% for the six months ended June 30, 2005 was 7 basis points lower than for the six months ended June 30, 2004. Average net loans for the six months ended June 30, 2005 increased $14.3 million, or 8.9%, to $173.7 million, while the yield on loans for the six months ended June 30, 2005 was 6.48%; 9 basis points higher than the six months ended June 30, 2004. A higher loan yield was due to a higher concentration of commercial loan balances and commercial real estate loan balances in 2005 as compared to 2004.

      Total interest and dividend income for the quarter-ended June 30, 2005 was $4.6 million, which was $504,000, or 12.4%, higher than the quarter-ended June 30, 2004. This increase was due to the favorable impact of higher average interest-earning assets and a higher asset yield. Average interest-bearing assets of $355 million for the quarter ended June 30, 2005 were $30.3 million higher than average interest-bearing assets of $324.7 million for the quarter ended June 30, 2004. The yield on earning assets increased to 5.14% for the quarter-ended June 30, 2005 as compared to 5.00% for the quarter-ended June 30, 2004 due primarily to higher short-term interest rates. Average net loans for the quarter ended June 30, 2005 increased $15.3 million, or 9.5%, to $176.9 million.

Interest Expense

      Interest expense on interest-bearing deposits for the six months ended June 30, 2005 increased $231,000, or 18.9%, to $1.5 million as compared to the six months ended June 30, 2004. This increase was due to a higher cost of deposits and higher average interest-bearing deposit balances. The cost of interest-bearing deposits increased 11 basis points to 1.53% for the six months ended June 30, 2005 versus 1.42% for the six months ended June 30, 2004. Average interest-bearing deposit balances of $190.2 million for the six months ended June 30, 2005 were $17.9 million, or 10.4%, higher than the six months ended June 30, 2004. The increase in the cost of deposits was due primarily to an increased cost on MMDA balances of 25 basis points to 2.07% for the six months ended June 30, 2005 and an increase in average MMDA balances of $18.3 million, or 39.6%, to $64.3 million for the six months ended June 30, 2005. Money market deposit balances increased as customers opted for a product that tends to earn an interest rate that fluctuates with changes in short term interest rates.

      Interest expense on deposits for the quarter-ended June 30, 2005 decreased $14,000, or 2%, to $691,000 as compared to the quarter-ended June 30, 2004. Interest expense on deposits decreased for the quarter-ended June 30, 2005 due primarily to a decrease in average interest-bearing deposit balances to $181.5 million, a decrease of $4.6 million, or 2.5%. Average interest-bearing deposit balances decreased due to a decrease of $17.5 million, or 27%, to $47.2 million in average interest-bearing certificate of deposit balances, as a result of the non-renewal of balances maturing in February from the term deposit promotion in May 2004, partially offset by the impact of an increase of $13 million, or 26.3%, to $62.5 million in average money market deposit balances.

      Interest expense on borrowed funds for the six months ended June 30, 2005 increased $741,000, or 57.6%, to $2 million as compared to the six months ended June 30, 2004. The increase was due primarily to an increase of 85 basis points to 3.35% in the cost of Federal Home Loan Bank advances, due to the increases in the Federal Funds target rate, and a higher average balance in Federal Home Loan Bank advances in 2005 of $18.8 million, or 20.3%. Federal Home Loan Bank Advances were higher for the six months ended June 30, 2005 due to a higher rate of growth in average assets as compared to deposit balances.

      Interest expense on borrowed funds for the quarter-ended June 30, 2005 increased $489,000, or 78.5%, to $1.1 million as compared to $623,000 for the quarter-ended June 30, 2004. The increase was due primarily to an increase of 86 basis points to 3.49% in the cost of Federal Home Loan Bank advances, due to the increases in the Federal Funds target rate, and a higher average balance in Federal Home Loan Bank advances for the quarter-ended June 30, 2005 of $35.7 million, or 43.5%. Federal Home Loan Bank Advances were higher for the quarter ended June 30, 2005 due to lower average deposit balances, combined with higher average assets.

Net Interest Income

      Net interest income for the six months ended June 30, 2005 decreased $81,000, or 1.5%, to $5.3 million as compared to the six months ended June 30, 2004. The decrease in net interest income in 2005 was due primarily to a decrease of 40 basis points, from 3.35% to 2.95%, in the net interest margin. The margin narrowed primarily due to the continued increase in short-term interest rates and flattening of the yield curve. While loan yields have not increased of any significance in this environment, the increase in short-term interest rates, the primary driver of the Company's funding costs, has resulted in an increase in the cost of deposits and borrowed funds. The margin also decreased due to a higher percentage of shorter duration investment securities to neutralize the interest rate risk of continued growth in short duration liabilities: certificates of deposit, money market deposit balances, and short-term Federal Home Loan Bank borrowings. The decrease in the net interest margin was substantially offset by an increase of $38.1 million, or 11.9%, in average interest-earning assets to $358.2 million for the six months ended June 30, 2005.

      Net interest income for the quarter ended June 30, 2005 increased $38,000, or 1.5%, to $2.6 million as compared to the quarter ended June 30, 2004. The increase in net interest income in the second quarter of 2005 was due primarily to higher average earning assets, partially offset by a lower net interest margin of 2.96%, or 23 basis points, as compared to 3.19% for the quarter ended June 30, 2004. Average earning assets increased $30.3 million, or 9.3%, to $355 million in the second quarter of 2005 primarily as a result of the increase in average loans.

Average Balances and Yields

      The following table presents a summary of the Company's interest-earning assets and their average yields, and interest-bearing liabilities and their average rates for the six months ended June 30, 2005 and 2004. The average balances are derived from average daily balances.

                                                                   Six Months Ended June 30,
                                                         2005                                      2004
                                       Interest                                   Interest
                                        Income/     Average     Average Rate       Income/     Average     Average Rate
                                        Expense     Balance     Earned/Paid        Expense     Balance     Earned/Paid
                                        ---------------------------------------------------------------------------------
                                                                     (Dollars in thousands)
Assets
Interest earning assets:
  Federal funds sold and certificate
     of deposit                           $   90      $  3,119       5.77%         $   70      $  2,560        5.47%
  Investment securities: (1)
    Taxable                                2,944       164,553       3.58%          2,608       141,147        3.70%
    Tax-exempt                               352        16,737       4.21%            383        16,933        4.52%
  Loans, net                               5,625       173,710       6.48%          5,098       159,442        6.39%
                                        -----------------------                  -----------------------
    Total interest-earning assets          9,011       358,119       5.03%          8,159       320,082        5.10%
                                        ---------                                ---------
Noninterest-earning assets                              25,283                                   20,358
                                                   ------------                             ------------
Total assets                                           383,402                                  340,440
                                                   ============                             ============


Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
  Savings                                     92        35,560       0.52%             81        32,627        0.50%
  NOW                                         29        35,099       0.17%             36        36,006        0.20%
  MMDA                                       666        64,346       2.07%            419        46,077        1.82%
  CD's                                       667        55,189       2.42%            687        57,586        2.39%
                                        -----------------------                  -----------------------
    Total interest-bearing deposits        1,454       190,194       1.53%          1,223       172,296        1.42%
  Other borrowed funds                       160        11,060       2.89%            133        10,528        2.53%
  Federal Home Loan Bank advances          1,867       111,423       3.35%          1,153        92,616        2.49%
  Subordinated debentures                    249         7,348       6.78%            288         9,000        6.40%
                                        -----------------------                  -----------------------
    Total interest-bearing liabilities     3,730       320,025       2.33%          2,797       284,440        1.97%
                                        ---------                                ---------
Noninterest-bearing deposits                            42,328                                   39,453
Other noninterest-bearing liabilities                    1,340                                    1,246
                                                   ------------                             ------------
Total liabilities                                      363,693                                  325,139
Total stockholders' equity                              19,709                                   15,301
                                                   ------------                             ------------
Total liabilities and stockholders'
     Equity                                           $383,402                                 $340,440
                                                   ============                             ============

Net interest income                       $5,281                                   $5,362
                                        =========                                =========
Interest rate spread                                                 2.70%                                     3.13%
                                                                 ==========                               ===========
Net interest margin                                                  2.95%                                     3.35%
                                                                 ==========                               ===========

(1) Excludes investment securities traded and not settled.

       The following table presents a summary of the Company's interest-earning assets and their average yields, and interest-bearing liabilities and their average rates for the three months ended June 30, 2005 and 2004. The average balances are derived from average daily balances.

                                                                  Three Months Ended June 30,
                                                          2005                                      2004
                                        Interest                                   Interest
                                         Income/     Average     Average Rate       Income/     Average     Average Rate
                                         Expense     Balance     Earned/Paid        Expense     Balance     Earned/Paid
                                         ---------------------------------------------------------------------------------
                                                                      (Dollars in thousands)
Assets
Interest earning assets:
  Federal funds sold and certificate
    of deposit                             $   45      $  3,089         5.83%        $   35      $  2,621         5.34%
  Investment securities: (1)
    Taxable                                 1,451       158,382         3.66%         1,260       143,650         3.51%
    Tax-exempt                                165        16,645         3.97%           191        16,907         4.52%
  Loans, net                                2,904       176,930         6.57%         2,575       161,572         6.37%
                                          ----------------------                   -----------------------
    Total interest-earning assets           4,565       355,046         5.14%         4,061       324,750         5.00%
                                          --------                                 ---------
Noninterest-earning assets                               26,381                                    21,575
                                                    ------------                              ------------
Total assets                                            381,427                                   346,325
                                                    ============                              ============

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
  Savings                                      46        35,873         0.51%            42        34,027         0.49%
  NOW                                          14        35,944         0.16%            23        37,941         0.24%
  MMDA                                        342        62,497         2.19%           261        49,501         2.11%
  CD's                                        289        47,163         2.45%           379        64,634         2.35%
                                          ----------------------                   -----------------------
    Total interest-bearing deposits           691       181,477         1.52%           705       186,103         1.52%
  Other borrowed funds                         85        10,796         3.15%            79        11,332         2.79%
  Federal Home Loan Bank advances           1,027       117,757         3.49%           544        82,063         2.65%
  Subordinated debentures                     135         7,692         7.02%           144         9,000         6.40%
                                          ----------------------                   -----------------------
    Total interest-bearing liabilities      1,938       317,722         2.44%         1,472       288,498         2.04%
                                          --------                                 ---------
Noninterest-bearing deposits                             42,811                                    41,789
Other noninterest-bearing liabilities                     1,206                                     1,068
                                                    ------------                              ------------
Total liabilities                                       361,739                                   331,355
Total stockholders' equity                               19,688                                    14,970
                                                    ------------                              ------------
Total liabilities and stockholders'
     Equity                                            $381,427                                  $346,325
                                                    ============                              ============

Net interest income                        $2,627                                    $2,589
                                          ========                                 =========
Interest rate spread                                                    2.70%                                     2.96%
                                                                  ============                              ============
Net interest margin                                                     2.96%                                     3.19%
                                                                  ============                              ============

(1) - Excludes investment securities traded and not settled.

Non-interest Income

      Total non-interest income increased $539,000, or 30%, to $2.3 million for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. The increase was primarily due to an increase in investment advisory fees due to the acquisition of The de Burlo Group, Inc. at the end of 2004. The Company earned investment advisory fee revenue of $775,000 for the six months ended June 30, 2005 versus $0 for the six months ended June 30, 2004. The increase in investment advisory fee revenue was partially offset by a decrease of $313,000, or 83.5%, on gains on the sale of investment securities to $62,000 for the six months ended June 30, 2005 due primarily to the flattening of the yield curve.

      Total non-interest income increased $361,000, or 45.8%, to $1,149,000 for the quarter ended June 30, 2005 as compared to $788,000 for the quarter ended June 30, 2004. The increase in the second quarter of 2005 was primarily due to investment advisory fee revenue of $385,000 for the quarter ended June 30, 2005 versus $0 for the quarter ended June 30, 2004.

Non-interest Expense

      Total operating expenses increased $551,000, or 8.1%, to $7.4 million for the six months ended June 30, 2005. Salaries and employee benefits increased $436,000, or 11.8%, to $4.1 million for the six months ended June 30, 2005. Salaries and benefits of $416,000 in 2005 associated with the investment management company acquired at the end of 2004 accounted for a significant majority of the increase. Occupancy and equipment expenses increased $211,000, or 22%, to $1.2 million for the six months ended June 30, 2005 due primarily to increases in rent expense and depreciation on leasehold improvements. Rent expense increased $78,000, or 26.4%, to $373,000 for the six months ended June 30, 2005 due primarily to the opening of the Cambridge and Beverly branches in early 2004 and rent expense associated with the investment management company office. Depreciation on leasehold improvements increased $52,000, or 88%, to $111,000 for the six months ended June 30, 2005 due to the acceleration of amortization on the leasehold improvements at the Wal-Mart branches. Acceleration of amortization, as a result of a change in the expected period of occupancy from fifteen years to five years, will result in increased expense of approximately $300,000 for the six months ended December 31, 2005. Advertising and marketing expenses decreased $102,000, or 38.8%, to $161,000 for the six months ended June 30, 2005 due primarily to lower media costs as well as the 2004 marketing campaign and promotional costs associated with the new branches. Data processing expense increased $70,000, or 23.3%, to $370,000 for the six months ended June 30, 2005 due primarily to increased branch infrastructure. Professional fees decreased $68,000, or 13.7%, to $427,000 for the six months ended June 30, 2005 due primarily to a decrease in legal expenses associated with several matters related to growth plans and expansion initiatives in 2004.

      Total operating expenses increased $182,000, or 5.2%, to $3.7 million for the quarter ended June 30, 2005. Salaries and employee benefits increased $230,000, or 12.6%, due primarily to salaries and benefits in 2005 associated with the investment management company acquired at the end of 2004. Occupancy and equipment expenses increased $88,000, or 17.2%, to $601,000, for the quarter ended June 30, 2005 due to rent expense associated with the investment management company office and acceleration of amortization on the leasehold improvements at the Wal-Mart branches. Advertising and marketing expenses decreased $92,000, or 47.7%, to $101,000 for the quarter ended June 30, 2005 due primarily to lower media costs as well as 2004 marketing campaign and promotional costs associated with new branches. Data processing expense increased $34,000, or 21.8%, to $190,000 for the quarter ended June 30, 2005 due primarily to increased branch infrastructure.

Income Taxes

      The effective tax rate is significantly lower than the statutory federal tax rate of 34% for two primary reasons. First, the Company operates three subsidiary security corporations, which by statute have a lower state income tax rate. Also, the Company has a high ratio of tax-exempt municipal bond interest income as a percentage of consolidated pre-tax income. The decrease in the effective tax rate from the six months ended June 30, 2004 (7.5%) to the six months ended June 30, 2005 (-14.8%) results from a decrease in pre-tax income of $200,000, which increases the impact of the security corporations and the tax-exempt municipal portfolio. Also, in the six months ended June 30, 2005, the Company earned an increased amount of dividends eligible for the federal dividends received deduction.

      The same issues outlined above effect the quarters ended June 30, 2004 and 2005, respectively, in a similar manner. In addition, during the second quarter of 2005, the Company revised its projected estimated effective income tax rate for the year ending December 31, 2005 and revised its year-to-date estimated income tax provision accordingly.

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

      Certain strategies have continued to be implemented in the first and second quarter of 2005 to reduce the current level of interest rate risk given the prospects for an improving economy and an increase in market interest rates. These strategies currently include, but are not limited to, fixing the cost of certain liability sources, adding interest rate sensitivity to the investment securities portfolio, and shortening the duration of certain newly originated commercial loan products. On an ongoing basis, management analyzes the pros and cons of positioning with a narrower or wider interest rate mismatch and whether an asset sensitive or liability sensitive balance sheet is targeted and to what degree. This analysis considers, but is not limited to, originating adjustable and fixed rate mortgage loans, managing the cost and structure of deposits, analyzing actual and projected asset cash flow, considering the trade-offs of short versus long-term borrowings, and reviewing the pros and cons of certain investment security sectors.

      Quarterly, asset/liability modeling is performed with the assistance of an outside advisor which projects the Bank's financial performance over certain periods under certain interest rate environments. The results of the process are reported and discussed at the ALCO meeting on at least a quarterly basis.

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

      From time to time, the Bank utilizes advances from the Federal Home Loan Bank of Boston (the "FHLB") primarily in connection with its management of the interest rate sensitivity of its assets and liabilities, to complement or supplement the volume of retail funding, as well as to selectively capitalize on leverage opportunities. Total advances outstanding at June 30, 2005 amounted to $120.8 million. The Bank's ability to borrow from the FHLB is dependent upon the amount and type of collateral the Bank has to secure the borrowings. Such collateral consists of, but is not limited to, one-to-four family owner-occupied residential mortgage loans and federal agency obligations. As of June 30, 2005, the Bank's total borrowing capacity through the FHLB was $143.6 million. The Bank has additional capacity to borrow federal funds from other banks and through such instruments as repurchase agreements utilizing federal agency obligations and mortgage-backed securities as collateral, as well as brokered deposits.

      A major portion of the Bank's liquidity consists of cash and cash equivalents, short-term investments, U.S. Government and federal agency obligations, mortgage-backed securities, and other debt securities. The level of these assets is dependent upon the Bank's operating, lending, and financing activities during any given period. Certificates of deposit, which are scheduled to mature in one year or less, totaled $41.8 million at June 30, 2005. Based upon historical experience, the Bank believes that a significant portion of such deposits will remain with the Bank. On a monthly basis, the Company currently generates an average of approximately $6 million in cash flow from the loan and investment securities portfolios. These funds are primarily used to either re-invest in new loans and investment securities or utilized in conjunction with the management of the level of deposit balances or borrowed funds.

      At June 30, 2005, the Company and the Bank continued to exceed all regulatory capital requirements applicable to them. The table below presents the capital ratios at June 30, 2005, for the Company and the Bank, as well as the minimum regulatory requirements.

                                                                                        Minimum
                                                                                        Capital
                                                               Actual                 Requirements
Bank:                                                     Amount      Ratio        Amount      Ratio
                                                         -------------------      --------------------
         Total capital to risk-weighted assets            $29,490     11.00%       $21,760      8.00%
         Tier 1 capital to risk-weighted assets            27,863     10.39%        10,880      4.00%
         Tier 1 capital to average assets                  27,863      7.30%        15,152      4.00%

Company:
         Total capital to risk-weighted assets            $30,479     11.34%       $21,806      8.00%
         Tier 1 capital to risk-weighted assets            21,643      8.05%        10,903      4.00%
         Tier 1 capital to average assets                  21,643      5.70%        15,175      4.00%

Off-Balance Sheet Arrangements

      The Company is a party to financial instruments with off-balance sheet risk in the normal course of business primarily associated with meeting the financing needs of our customers. We may also enter into off-balance sheet strategies to manage the interest rate risk profile of the Company. Loan commitments involve, to varying degrees, elements of credit, interest rate, and liquidity risk.

      Lending commitments include commitments to originate loans and to fund unused lines of credit. The Bank evaluates each customer's creditworthiness on a case-by-case basis. At June 30, 2005, the Bank had $17.9 million of outstanding commitments to originate loans and $29 million of unused lines of credit. The Bank anticipates that it will have sufficient funds available to meet these commitments, though some commitments may expire and many unused lines are not drawn upon.

Business Risks

Our recent acquisitions may result in a write-down of goodwill

      Our financial condition may be negatively impacted by a write-down of goodwill. A substantial portion of the purchase price of the investment management company is allocated to goodwill. Goodwill was also created from the acquisition of the Boston branch in June. If we determine that goodwill is impaired at a future date, we would have to write-down its value.

Our expansion into the investment management business poses several risks

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

      There can be no assurance that loan customers associated with the loan balances acquired with the Boston office will choose to remain our customers. Competition for loans is intense and a majority of the loans could be refinanced elsewhere without financial hardship to the borrower. Despite our due diligence on the portfolio, there is also a risk that loan quality may deteriorate as these loans are to customers we do not know, nor did we perform the original underwriting.

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

We may not be able to attract new deposit customers in new markets or retain existing deposit customers

      We have opened new branches in several non-contiguous markets that are presently served by other financial institutions. We may not be successful in generating revenue by raising deposits and originating loans to offset the initial and ongoing expense of operating these new locations due to loyalty to existing banks or other competitive or market factors.

      The Company anticipates, although cannot assure, that a significant portion of new customers obtained from its premium-rate term deposit specials will remain customers for the indefinite future and avail themselves of additional bank products and services. Our business may be negatively impacted if we are unable to retain new customers with market-priced deposit products or cross-sell loan and investment management products.

      Management anticipates, but cannot assure, that branch expansion and continued focus on growth in core deposit categories will generate sufficient growth in targeted deposit categories and continued growth in deposit fee income.

      The Company is hopeful that solid growth will occur in all core deposit categories, particularly in new markets. Growth cannot be assured, however, particularly during a period whereby consumers may perceive more value in other investment options. The inability to grow deposits ultimately limits asset growth. An inability to grow deposits sufficient to support loan-funding requirements would result in an increase in the Bank's already high level of reliance on generally higher cost wholesale funding. We also may not be able to retain deposit balances at the Wal-Mart branches after these locations are closed.

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

      The Company is subject to review and oversight of several governmental regulatory agencies. Such agencies impose certain guidelines and restrictions, such as capital requirements and lending limits that may impact our ability to compete with other financial service providers who may not be subject to these restrictions.

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

      An increase in market interest rates, continued competition from several local and national financial institutions, and increased reliance on higher cost funding sources could also cause higher rates paid on deposits without an equal or greater increase on yields on new loans.

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

      Given the strong emphasis on generating new loans, the risk exists that loan demand could place a strain on liquidity. The Bank may have to slow its pace of new loan approvals and thus may generate less interest income without sufficient liquidity.

The Company's inability to file audited financial statements for the Boston branch of the Atlantic Bank may impair the Company's ability to raise capital

      Typical of the banking industry, the Company is unable to obtain audited financial statements of a retail branch. Under SEC rules, the Company may be unable, until early 2008, to raise capital through a public offering or a private offering to unaccredited investors without having filed audited financial statements for the Boston branch. The Company may raise capital, if it so chooses, through a private offering of its securities to accredited investors. The Company may be able to raise capital through a public offering or a private offering to unaccredited investors before early 2008 if it chooses to submit 2005 and/or 2006 audited financial statements of the Company to the SEC and the SEC subsequently grants a waiver of this restriction on raising capital.

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

      By letter dated July 26, 2004, the Massachusetts Department of Environmental Protection notified the Bank of audit findings and non-compliance concerning the parking lot behind the Bank's main office, which has been found to contain certain contaminants. Investigations done to date observe that contamination characteristic of coal tar and oil is located on the property. That notice stated that the Bank has not met the requirements of "Downgradient Property Status" for which the Bank had applied in 1996. The notice directed the Bank to submit a revised application or to take other action as may be required under the Massachusetts Contingency Plan. By letter dated July 28, 2005, the Massachusetts Department of Environmental Protection notified the Bank of the requirement to remediate the site. On August 11, 2005, bank management met with appropriate parties to initiate resolution of the matter. The Bank has an accrual on its books which potential expenses are not anticipated to exceed.

      On October 12, 2004, the Bank sent a notice of termination of the Bank's lease of premises at 22 Market Square, Portsmouth, New Hampshire, to its then landlord thereunder, LBJ Properties, LLC, because the premises had been determined by the Bank's consultants to be unsuitable for the Bank's purposes. A dispute existed between the Bank and LBJ Properties, LLC over whether the Bank had the right to terminate the lease. On May 24, 2005, the Bank paid an amount to settle the dispute that was less than the amount accrued on its books and thus the settlement had no impact on second quarter earnings.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

      On April 13, 2005, the Company held its Annual Meeting of Stockholders. The following actions were taken at the Annual Meeting:

      1. The following twelve nominees were elected to serve as directors for a one-year term and until their successors are duly elected and qualified by the following votes:

        Name                                       For               Withheld
---------------------------                     ---------            --------

Robert R. Borden, III                           1,602,681              100
Timothy R. Collins                              1,602,681              100
Franz Colloredo-Mansfeld                        1,602,681              100
John T. Coughlin                                1,602,681              100
Craig H. Deery                                  1,602,681              100
Edward D. Dick                                  1,602,681              100
Stephanie R. Gaskins                            1,602,681              100
Donald P. Gill                                  1,602,681              100
H.A. Patrician, Jr.                             1,602,681              100
Neil St. John Raymond                           1,602,681              100
Neil St. John Raymond, Jr.                      1,602,681              100
William J. Tinti                                1,602,681              100

There were no abstentions or broker non-votes with respect to this action.

      2. A proposal to ratify the selection of Wolf & Company, P.C. as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2005 was approved as follows: 1,601,121 votes for, and 100 votes against. There were 1,560 abstentions and no broker non-votes with respect to this action.

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

      (b)   Reports on Form 8-K

The Company filed the following reports on Form 8-K during the second quarter of 2005:

      On April 15, 2005, the Company filed a report on Form 8-K regarding the retirement of two members of the Board of Directors.

      On May 13, 2005, the Company filed a report on Form 8-K announcing its financial results for the quarter ended March 31, 2005. The announcement was made by reference to a press release.

      On June 24, 2005, the Company filed a report on Form 8-K to announce that the Bank completed the purchase of certain of the assets and assumed certain of the deposit and other liabilities of the Boston, Massachusetts branch of Atlantic Bank of New York.

      On June 29, 2005, the Company filed a report on Form 8-K regarding additional details of the Bank's acquisition of the Boston, Massachusetts branch of Atlantic Bank of New York.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2005               By: /s/ Donald P. Gill
                                        -----------------------------
                                        Donald P. Gill
                                        President and Chief Executive Officer

Date: August 12, 2005               By: /s/ Michael J. Wolnik
                                        -----------------------------
                                        Michael J. Wolnik
                                        Senior Vice President,
                                        Chief Financial Officer,
                                        and Treasurer