Form 10QSB
period 2005-09-30
FIRST IPSWICH BANCORP /MA
filed 2005-11-14
CIK 885979

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                   FORM 10-QSB

                                ----------------

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from              to
                                     ------------    ------------

                        Commission File Number 333-114018

                                ----------------

                              First Ipswich Bancorp
        (Exact name of small business issuer as specified in its charter)

                                ----------------


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

                                ----------------

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES |_| NO |X|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: At September 30, 2005, there were 2,219,630 shares of common stock outstanding, par value $1.00 per share.

      Transitional Small Business Disclosure Format (Check one): YES |_| NO |X|

================================================================================

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES
                                   FORM 10-QSB

                                      Index

                                                                            Page
                                                                            ----

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 2005 and
         December 31, 2004                                                     3

         Consolidated Statements of Income for the quarter and
         nine months ended September 30, 2005 and 2004                         4

         Consolidated Statements of Changes in Stockholders' Equity for
         the nine months ended September 30, 2005 and 2004                     5

         Consolidated Statements of Cash Flows for the nine months ended
         September 30, 2005 and 2004                                           6

         Notes to Consolidated Financial Statements                            7

Item 2.  Management's Discussion and Analysis 9

Item 3.  Controls and Procedures                                              23


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    24

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          24

Item 3.  Defaults Upon Senior Securities                                      24

Item 4.  Submission of Matters to a Vote of Security Holders                  25

Item 5.  Other Information                                                    25

Item 6.  Exhibits and Reports on Form 8-K                                     25

         Signatures                                                           25

PART I--FINANCIAL INFORMATION

ITEM 1. Financial Statements

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (unaudited)
                        (In thousands, except share data)

                                                                              September 30,   December 31,
                                                                                  2005            2004
                                                                               ----------      ----------
ASSETS
Cash and due from banks                                                        $   11,040      $    8,970
Federal funds sold                                                                    168             106
                                                                               ----------      ----------

Total cash and cash equivalents                                                    11,208           9,076
                                                                               ----------      ----------

Certificate of deposit                                                              3,274           3,212
Securities available for sale, at fair value                                       90,128         153,987
Securities held to maturity, at amortized cost                                     29,350          31,909
Federal Home Loan Bank stock, at cost                                               6,647           5,590
Federal Reserve Bank stock, at cost                                                   774             549
Loans, net of allowance for loan losses of $1,686 and $1,340                      228,234         168,883
Banking premises and equipment, net                                                 9,638           5,806
Other assets                                                                       11,076           8,168
                                                                               ----------      ----------

Total assets                                                                   $  390,329      $  387,180
                                                                               ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                       $  267,612      $  254,842
Short-term borrowings                                                              56,086          66,468
Long-term borrowings                                                               31,640          37,383
Subordinated debentures                                                            14,000           7,000
Other liabilities                                                                   1,514           1,669
                                                                               ----------      ----------

Total liabilities                                                                 370,852         367,362
                                                                               ----------      ----------

Stockholders' equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized, none issued             --              --
Common stock, $1.00 par value; 4,000,000 shares authorized, 2,240,120 issued        2,240           2,240
Additional paid-in capital                                                          9,936           9,936
Retained earnings                                                                   8,410           8,210
Accumulated other comprehensive loss                                                 (998)           (457)
Treasury stock, at cost - 20,490 shares                                              (111)           (111)
                                                                               ----------      ----------

Total stockholders' equity                                                         19,477          19,818
                                                                               ----------      ----------

Total liabilities and stockholders' equity                                     $  390,329      $  387,180
                                                                               ==========      ==========

          See accompanying notes to consolidated financial statements.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (unaudited)
                      (In thousands, except per share data)

                                                           Quarter Ended           Nine Months Ended
                                                           September 30,             September 30,
                                                        --------------------      --------------------
                                                          2005        2004          2005        2004
                                                        --------    --------      --------    --------
Interest and dividend income:
   Interest and fees on loans                           $  3,730    $  2,647      $  9,355    $  7,745
   Interest on debt securities:
      Taxable                                              1,089       1,462         3,641       3,961
      Tax-exempt                                             177         187           530         570
   Dividends on equity securities                            108          64           499         174
   Other interest                                             45          37           135         106
                                                        --------    --------      --------    --------
         Total interest and dividend income                5,149       4,397        14,160      12,556
                                                        --------    --------      --------    --------
Interest expense:
   Interest on deposits                                      764         856         2,219       2,079
   Interest on borrowed funds                              1,154         672         3,180       1,958
   Interest on subordinated debentures                       238         152           487         440
                                                        --------    --------      --------    --------
         Total interest expense                            2,156       1,680         5,886       4,477
                                                        --------    --------      --------    --------
Net interest income                                        2,993       2,717         8,274       8,079
Provision for loan losses                                     78          --           185          --
                                                        --------    --------      --------    --------
Net interest income, after provision for loan losses       2,915       2,717         8,089       8,079
Other income:
   Investment advisory fees                                  413          --         1,187          --
   Service charges on deposit accounts                       357         363           962       1,013
   Credit card fees                                          211         196           553         508
   Trust fees                                                134         104           370         307
   Non-deposit investment fees                                94         105           274         267
   Gain (loss) on sales and calls of
   securities, net                                            (3)        403            58         778
   Miscellaneous                                             248         (38)          390          60
                                                        --------    --------      --------    --------
         Total other income                                1,454       1,133         3,794       2,933
                                                        --------    --------      --------    --------
Operating expenses:
   Salaries and employee benefits                          2,151       1,745         6,283       5,440
   Occupancy and equipment                                   833         542         2,003       1,501
   Professional fees                                         347         250           774         744
   Credit card interchange                                   144         139           377         380
   Advertising and marketing                                  93         113           254         376
   Data processing                                           188         161           558         459
   ATM processing                                             92         103           279         294
   Other general and administrative                          392         362         1,092       1,049
                                                        --------    --------      --------    --------
         Total operating expenses                          4,240       3,415        11,620      10,243
                                                        --------    --------      --------    --------
Income before income taxes                                   129         435           263         769
Provision (credit) for income taxes                           (1)        110           (21)        134
                                                        --------    --------      --------    --------
Net income                                              $    130    $    325      $    284    $    635
                                                        ========    ========      ========    ========
Weighted average common shares outstanding:
   Basic                                                   2,220       2,058         2,220       1,859
                                                        --------    --------      --------    --------
   Diluted                                                 2,220       2,161         2,220       1,962
                                                        --------    --------      --------    --------
Earnings (loss) per share:
   Basic                                                $   0.06    $   0.16      $   0.13    $   0.34
                                                        ========    ========      ========    ========
   Diluted                                              $   0.06    $   0.15      $   0.13    $   0.32
                                                        ========    ========      ========    ========

          See accompanying notes to consolidated financial statements.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                      (In thousands, except per share data)

                                                                                    Accumulated
                                                       Additional                      Other
                                                        Paid-in       Retained     Comprehensive     Treasury
                                      Common Stock      Capital       Earnings     Income (Loss)       Stock          Total
                                      ------------      -------       --------     -------------       -----          -----
Balance at December 31, 2003             $1,778          $5,894        $7,826          $(119)         $(111)         $15,268
                                                                                                                    --------
Comprehensive income:
    Net income                                                            635                                            635
    Unrealized loss on securities
      available for sale, net of
      reclassification adjustment
      and tax effect                                                                    (393)                           (393)
                                                                                                                    --------
        Total comprehensive income                                                                                       242
                                                                                                                    --------
Proceeds from issuance of common
    stock (300,000 shares)                  300           3,304                                                        3,604
Cash dividends declared ($.0375
    per share)                                                            (71)                                           (71)
                                         ------          ------        ------          -----          -----          -------
Balance at September 30, 2004             2,078           9,198         8,390           (512)          (111)          19,043
                                         ======          ======        ======          =====          =====          =======

Balance at December 31, 2004              2,240           9,936         8,210           (457)          (111)          19,818
Comprehensive loss:
    Net income                                                            284                                            284
    Unrealized loss on securities
      available for sale, net of
      reclassification adjustment
      and tax effect                                                                    (541)                           (541)
                                                                                                                    --------
        Total comprehensive loss                                                                                        (257)
                                                                                                                    --------
Cash dividends declared ($.0375
    per share)                                                            (84)                                           (84)
                                         ------          ------        ------          -----          -----          -------
Balance at September 30, 2005            $2,240          $9,936        $8,410          $(998)         $(111)         $19,477
                                         ======          ======        ======          =====          =====          =======

          See accompanying notes to consolidated financial statements.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                 (In thousands)

                                                                        For the Nine Months Ended
                                                                              September 30,
                                                                           2005          2004
                                                                        ----------    ----------
Cash flows from operating activities:
   Net income                                                           $      284    $      635
   Adjustments to reconcile net income to net cash provided (used)
     by operating activities:
     Provision for loan losses                                                 185            --
     Gain on sales and calls of securities, net                                (58)         (778)
     Depreciation and amortization                                             786           516
     Net amortization of securities, including certificate of deposit          207           684
     Derivative fair value adjustment                                          (50)          116
     Amortization of core deposit intangible                                    83            31
     Net change in other assets and other liabilities                          429          (730)
                                                                        ----------    ----------
         Net cash provided by operating activities                           1,008           474
                                                                        ----------    ----------
Cash flows from investing activities:
   Purchase of certificates of deposit                                                      (896)
   Activity in available-for-sale securities:
     Purchases                                                             (33,417)     (148,059)
     Sales                                                                  60,933        76,418
     Maturities, calls and paydowns                                         35,387        36,594
   Activity in held-to-maturity securities:
     Purchases                                                                            (1,476)
     Sales                                                                                 1,116
     Maturities, calls and paydowns                                          2,497         6,541
   Purchase of Federal Home Loan Bank stock                                 (1,057)           --
   Purchase of Federal Reserve Bank stock                                     (225)           --
   Net cash paid in acquisition of Boston branch                           (24,852)            0
   Loan originations, net of repayments                                    (16,204)       (9,100)
   Premises and equipment acquired in branch acquisition                    (4,537)
   Purchase of premises and equipment                                          (81)         (696)
                                                                        ----------    ----------
                                                                            18,444       (39,558)
                                                                        ----------    ----------
Cash flows from financing activities:
   Net increase (decrease) in deposits                                      (8,111)       49,546
   Net cash received in acquisition of Cambridge branch                         --         9,552
   Net increase (decrease) in short-term borrowings                        (10,382)       (2,443)
   Proceeds from subordinated debenture                                      7,000            --
   Repayment of long-term debt                                              (5,743)      (15,814)
   Proceeds from issuance of common stock                                                  3,604
   Cash dividends paid                                                         (84)          (71)
                                                                        ----------    ----------
         Net cash provided by financing activities                         (17,320)       44,374
                                                                        ----------    ----------
Net increase (decrease) in cash and cash equivalents                         2,132         5,290
Cash and cash equivalents at beginning of period                             9,076         9,685
                                                                        ----------    ----------

Cash and cash equivalents at end of period                              $   11,208    $   14,975
                                                                        ==========    ==========

Supplemental disclosures:
   Interest paid                                                        $    5,886    $    4,477
   Income taxes paid                                                           135           122
   Due to broker                                                                --         1,385


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

(2) Stockholder's Equity and Earnings per Share

      Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share in 2004 reflects additional common shares (common stock equivalents) that would have been outstanding if dilutive potential shares had been issued, as well as any adjustment to income that would result from the assumed issuance. As of September 30, 2004, potential common shares that may have been issued by the Company related solely to warrants issued in connection with the Company's subordinated debentures and were determined using the treasury stock method. Assumed conversion of the outstanding warrants would have increased the number of shares outstanding, but would not have required an adjustment to income as a result of the conversion. All warrants outstanding were exercised on December 29, 2004. For the nine months ended September 30, 2004, all common stock equivalents were considered dilutive. For the nine months ended September 30, 2005, there are no common stock equivalents outstanding.

(3) Commitments

      At September 30, 2005, the Company had outstanding commitments to originate loans of $27 million. Unused lines of credit and open commitments available to customers at September 30, 2005 amounted to $62.6 million, of which $36.4 million related to construction loans, $10.5 million related to home equity lines of credit, $5 million related to credit card loans and $10.7 million related to other open commitments.

(4) Segment Reporting

       Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the nine months ended September 30, 2005 follows. There were no separately reportable segments prior to the acquisition of the de Burlo Group, Inc. on December 31, 2004.

                                                       Investment   Consolidated
                                            Banking     Advisory       Totals
                                            -------     --------       ------

Net interest income                        $   8,274         --       $  8,274
Other revenue: external customers              2,607     $1,187          3,794
Net income                                        64        220            284
Assets                                     $ 387,581     $2,748       $390,329

      Information about reportable segments for the three months ended September 30, 2005 were as follows:

                                                       Investment   Consolidated
                                            Banking     Advisory       Totals
                                            -------     --------       ------

Net interest income                         $ 2,993           --       $ 2,993
Other revenue: external customers             1,041      $   413         1,454
Net income                                       52           78           130

(5) Acquisition

      On June 24, 2005, the Company completed the acquisition of the Boston branch of the Atlantic Bank of New York and the commercial building in which the Boston branch is located at 33 State Street. The branch acquisition involved the purchase of approximately $43.3 million in loans and the assumption of approximately $20.9 million in deposits at the time of the transaction. The purchase price of the building was $5.25 million and the premium paid on the deposits was 8%. The purchase was deemed a business combination and goodwill has been recognized on the transaction. The purchase price was allocated to assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition. The excess of the purchase price over the net fair value of assets acquired and liabilities assumed is to be allocated, in amounts to be determined, to goodwill and a core deposit intangible related to the long-term value of depositor relationships. The following table summarizes estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in millions):

Tangible assets acquired - loans and building                              $47.6
Liabilities assumed                                                         20.9
                                                                           -----
Fair value of net assets acquired                                           26.7

Purchase price                                                              29.2
                                                                           -----
Core deposit intangible and goodwill                                       $ 2.5
                                                                           =====

      On October 21, 2005, the post closing settlement statement was signed by representatives of The First National Bank of Ipswich and Atlantic Bank of New York. The remaining premium balances were paid, based upon the Deposit settlement as of the close of business on September 19, 2005. The updated deposit balances maintained were $18.3 million.

(6) Banking Premises

      On July 19, 2005, the Bank announced its decision not to exercise its early 2006 lease renewal options on its three Wal-Mart branch locations in Manchester, Newington and Salem, New Hampshire.

      The Bank has signed a Letter of Intent to assume a location in downtown Portsmouth, New Hampshire. The purpose of leasing this space is to combine the temporary loan production office in Portsmouth with the retail branch currently located at its Newington Wal-Mart location. It is anticipated that this facility will be operational during the first quarter of 2006.

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

      Financial market conditions continue to pressure the net interest margins in the banking industry. As anticipated by the financial markets, the Federal Open Market Committee raised the Federal Funds target rate 25 basis points on both August 9th and September 20th. The impact of recent weather related events throughout the country have had an impact on personal spending as they relate to travel costs and anticipated heating expenses for the coming winter season. As such the Northeast real estate market has slowed as the prices of new and previously owned homes are being impacted by the aforementioned weather issues.

      As a result of the anticipation of continued pressure on the net interest margin, primarily as a result of the continued increase in short term interest rates and flat yield curve, as well as branch integration, initiatives, and improvements at various locations, net income for the year-ended December 31, 2005 may be lower than for the year-ended December 31, 2004. The Company anticipates earnings for the three months ending December 31, 2005 to continue to be impacted negatively by tightening margins. In addition, Management's decision to close three in-store branch locations by December 31, 2005 has had, and will continue to have, through December 31, 2005 a negative impact on earnings due to the increased pace of leasehold amortization and associated employee expenses.

Critical Accounting Policies

      Critical accounting policies are defined as those that reflect significant judgments and uncertainties, and the application of which could potentially result in materially different results under different assumptions and conditions. Accounting policies considered critical to the Company's financial statements include the allowance for loan losses and impairment of securities and intangible assets, including goodwill and core deposit intangibles. The methodology for assessing the appropriateness of the allowance for loan losses is considered a critical accounting policy by management due to the degree of judgment involved, the subjectivity of the assumptions utilized, and the potential for changes in the economic environment that could result in changes to the amount of the allowance for loan losses considered necessary. Management considers impairment of investment securities to be a critical accounting policy because of its potential materiality to the financial statements and the judgments involved. Management considers impairment of intangible assets to be a critical accounting policy because of their materiality to the balance sheet item and the estimation of fair values involves a high degree of judgment and subjectivity in the assumptions utilized.

Comparison of Financial Condition at September 30, 2005 versus December 31, 2004

      Total assets were $390.3 million at September 30, 2005, an increase of $3.2 million, or .8%, from $387.2 million as of December 31, 2004. The completion of the Boston branch acquisition at the end of the second quarter has impacted various categories on the Company's consolidated balance sheet. The integration of the loan and deposit portfolios will be the focus of the following discussion.

Loans

      Total net loan balances were $228.2 million as of September 30, 2005, an increase of $59.7 million, or 35.1%, from $168.9 million as of December 31, 2004. The increase in loans was due primarily to $43 million of loans acquired with the Boston branch previously mentioned. They consist of commercial real estate and commercial loans. A majority of these loans are located in Suffolk County and were originated for local businesses. The Bank's lending activities continue to be focused in northeastern Massachusetts, Boston, and southern New Hampshire and are diversified by loan types and industries. The Bank continues to focus on originating high quality loans and targeting expansion of its geographic loan footprint into the Boston, Massachusetts and Portsmouth, New Hampshire areas.

      Commercial real estate loans increased to $100.5 million as of September 30, 2005, an increase of $39.9 million, or 65.8%, from $60.6 million as of December 31, 2004. The Bank's commercial real estate lending strategy stresses quality loan originations to local businesses, professionals, experienced developers, and investors. Commercial loans increased $26.1 million, or 132.8%, to $45.7 million as of September 30, 2005 due primarily to loans acquired with the Boston branch, as well as increased business development, lending in new markets, and favorable small business lending conditions.

      Construction loan balances decreased $6.1 million, or 26.4%, to $16.9 million as of September 30, 2005 due primarily to a decline in seasonal sales activity and the cyclical nature of the level of advanced funds. The primary focus of construction lending continues to relate to the financing of small residential construction projects for the Company's highly rated commercial customers.

      Residential real estate loan balances, including equity lines of credit, of $64.8 million as of September 30, 2005 decreased $.4 million, or .61%, from $65.2 million as of December 31, 2004. The anticipated increase in market rates, combined with the seasonality of residential consumer purchases have been the predominate causes for the leveling off of residential real estate loan balances.

      The following table presents the composition of the Bank's loan portfolio by type of loan at the dates indicated.

                                                 September 30,     December 31,
                                                      2005             2004
                                                 -------------     ------------
                                                     (Dollars in thousands)
Real estate mortgage loans:
    Residential                                   $  54,617         $  55,749
    Commercial                                      100,510            60,616
    Construction                                     16,933            23,016
    Equity lines of credit                           10,198             9,465
Commercial loans                                     45,695            19,627
Consumer loans                                        1,991             1,792
                                                  ---------         ---------
        Total loans                                 229,944           170,265
Net deferred origination fees                           (24)              (42)
Allowance for loan losses                            (1,686)           (1,340)
                                                  ---------         ---------
        Loans, net                                $ 228,234         $ 168,883
                                                  =========         =========

Asset Quality and Allowance for Loan Losses

      The table below summarizes certain key ratios regarding the quality of the Bank's loan portfolio:

                                                 September 30,     December 31,
                                                      2005             2004
                                                 -------------     ------------
                                                     (Dollars in thousands)
Non-accrual loans                                     $   --          $   --
Troubled debt restructurings                              --              --
Loans past due 90 days or more and still accruing         --              16
Non-accrual loans to total loans                          --              --
Non-performing assets to total assets                     --              --
Allowance for loan losses as a percentage of
    total loans                                         0.73%           0.79%

      For the nine months ended September 30, 2005, the Bank recorded a $185,000 provision for loan losses as a result of growth in loan originations. The Bank recorded charge-offs of $42,000 and recoveries of $4,000 for the nine months ended September 30, 2005. The allowance for loan losses was $1,686,000 at September 30, 2005, an increase of $346,000 since December 31, 2004. The allowance was augmented by $197,500 as a result of purchase accounting associated with the Boston branch acquisition in June 2005. Management considers the loan loss allowance to be adequate to provide for potential loan losses, though a continued charge to earnings via a loan loss provision is anticipated in 2005 due to the anticipation of continued loan growth.

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

Investment Securities

      Total investment securities, which includes available-for-sale securities, held-to-maturity securities and Federal Home Loan Bank and Federal Reserve Bank stock were $130.1 million as of September 30, 2005, a decrease of $65.1 million, or 33.3%, from $195.2 million as of December 31, 2004. Available for sale investment security sales of $60.9 million and calls and principal pay-downs on investment securities of $35.4 were partially replaced by investment security purchases of $33.4 million, while the remaining proceeds on investment securities sales and calls were utilized to fund loan demand. In planning for the anticipated higher interest rates and increasing loan demand, a greater percentage of investment securities purchases were amortizing securities, many with average lives under one year, short-term money market preferred stock, or shorter maturity agency securities. This purchasing strategy facilitated the availability of investment funds to meet anticipated loan funding requirements in the second half of 2005, while also minimizing the need to sell securities at unfavorable prices.

      The following table presents the composition of the Company's available-for-sale and held-to-maturity securities portfolios at the dates indicated

                                             September 30, 2005      December 31, 2004
                                           ---------------------   ---------------------
                                           Amortized     Fair      Amortized      Fair
                                              Cost       Value        Cost       Value
                                           ---------   ---------   ---------   ---------
                                                      (Dollars in thousands)
Securities available for sale
U.S. Government agency obligations         $  30,870   $  30,437   $  54,105   $  53,868
Trust preferred securities                        --          --         970         974
Mortgage-backed securities                    55,560      54,463      78,946      78,575
Corporate bonds                                1,808       1,742       1,786       1,746
Municipal bonds                                  370         350         635         610
                                           ---------   ---------   ---------   ---------
     Total debt securities                    88,608      86,992     136,442     135,773
Marketable equity securities                      84          98          84         104
Preferred stock                                2,956       3,038      18,456      18,110
                                           ---------   ---------   ---------   ---------
     Total securities available for sale   $  91,648   $  90,128   $ 154,982   $ 153,987
                                           =========   =========   =========   =========

Securities held to maturity
U.S. Government agency obligations         $   3,000   $   2,871   $   3,000   $   2,928
Municipal bonds                               15,118      14,920      16,201      16,098
Mortgage-backed securities                    11,232      10,930      12,708      12,524
                                           ---------   ---------   ---------   ---------
     Total securities held to maturity     $  29,350   $  28,721   $  31,909   $  31,550
                                           =========   =========   =========   =========

Deposits

      Total deposit balances were $267.6 million as of September 30, 2005, an increase of $12.8 million, or 5.0%, from $254.8 million as of December 31, 2004. Total deposit balances increased primarily due to the September 2005 certificate of deposit promotion celebrating the opening of the new Boston branch acquisition. This promotion caused an infusion of time deposits in the amount of $38 million with a maturity of eleven months and a rate of 4.25%. Approximately $26 million represented new funds with the remaining $12 million representing balance transfers from current customer accounts. The acquisition of the Boston branch in June assumed new balances of $18 million through the end of September.

      Term deposits declined by over $22 million during the first two quarters of 2005 due to the decision to allow a 2004 new branch certificate of deposit promotion to run off in anticipation of the Boston branch promotion previously mentioned.

      Non-interest bearing demand deposit balances increased $13.1 million or 32%. NOW account balances declined slightly $.5 million or 1%, while regular savings increased by $2.4 million or 6.8%. The fluctuation in these categories was caused by two primary events -- the acquisition of the Boston branch accounts and internal transfers to the time deposit promotion previously mentioned.

      Money market balances continued to decline during the third quarter. Total balances, now $54.7 million at September 30, 2005 have declined $13.1 million since December 31, 2004 or 19.3%. Money market promotions at competitive institutions during the first half of 2005 was the primary factor through June 30th of 2005. Internal transfers related to the Boston branch certificate of deposit promotion was the primary cause of reduction through the third quarter of 2005.

      The following table shows the composition of the Company's deposit balances at the dates indicated.

                                                September 30,      December 31,
                                                    2005               2004
                                                -------------      ------------

Demand                                           $   54,228         $   41,098
NOW                                                  37,048             37,505
Regular savings                                      37,129             34,767
Money market deposits                                54,732             67,858
Term certificates                                    84,475             73,614
                                                 ----------         ----------
                                                 $  267,612         $  254,842
                                                 ==========         ==========

Borrowings

      Short-term borrowings declined $10.4 million, or 15.6%, to $56 million from $66.4 million at December 2004. Long-term borrowings declined $5.7 million, or 15.4% to $31.6 million from $37.4 million at year end 2004. Combined, borrowings declined $16.1 million or 15.5% to $87.6 million from year end 2004 balances of $103.8 million.

      The primary cause for these declines were due to the deposit inflow from the Boston branch certificate of deposit promotion.

Stockholders' Equity

      Total stockholders' equity decreased from $19.8 million at December 31, 2004 to $19.5 million as of September 30, 2005 due primarily to an increase in the accumulated other comprehensive loss of $541,000 associated with an unrealized loss, net of tax, on available-for-sale securities resulting from a general increase in interest rates and the resultant impact on the Company's debt securities available for sale. This was partially offset by net income of $284,000 for the nine months ended September 30, 2005.


Comparison of Operating Results for the Quarter and Nine Months Ended September 30, 2005 and 2004

General

      Operating results are largely determined by the net interest spread on the Company's primary assets (loans and investment securities) and its primary liabilities (deposit balances and Federal Home Loan Bank borrowings). Operating results are also impacted by revenue from non-interest related sources (such as service charges on deposit accounts, investment advisory fees), the provision for loan losses, and operating expenses. Operating results are significantly impacted by general economic conditions; in particular the general level of interest rates and the resultant impact on asset yields and the cost of funds, as well the ability and willingness of borrowers to fulfill their debt obligations during various economic cycles.

      Net income for the nine months ended September 30, 2005 was $284,000 compared with $635,000 for the nine months ended September 30, 2004, a decrease of $351,000, or 55%. For the nine months ended September 30, 2005, net interest income increased $195,000, or 2.41%, non-interest income increased $861,000, or 29.4%, and operating expenses increased $1.4 million or 13.4%, as compared to the nine months ended September 30, 2004. The increase in the provision for loan losses for the nine months ended September 30,, 2005 reflects the significant growth in the loan portfolio and the Boston acquisition of approximately $43 million in new loans.

      Net income for the three months ended September 30, 2005 was $130,000 compared with $325,000 for the three months ended September 30, 2004, a decrease of $195,000, or 60%. For the three months ended September 30, 2005, net interest income increased $276,000, or 10.2%, non-interest income increased $321,000, or 28.3%, and operating expenses increased $825,000, or 24.2%, as compared to the three months ended September 30, 2004. The increase in the provision for loan losses for the three months ended September 30, 2005 reflects the growth in the loan portfolio from not only the original branch network but also the new Boston branch and the loan production office located in Portsmouth, New Hampshire.

Interest and Dividend Income

      Total interest and dividend income for the nine months ended September 30, 2005 was $14.2million, which was $1.6 million, or 12.8%, higher than the nine months ended September 30, 2004. This increase was due to the favorable impact of higher average interest-earning assets of $360.4 million for the nine months ended September 30, 2005, as compared to $331.5 million for the nine months ended September 30, 2004. The yield on earning assets of 5.24% for the nine months ended September 30, 2005 was 19 basis points higher than for the nine months ended September 30, 2004. Average net loans for the nine months ended September 30, 2005 increased $28.9 million, or 17.9%, to $190 million, while the yield on loans for the nine months ended September 30, 2005 was 6.57%; 16 basis points higher than the nine months ended September 30, 2004. A higher loan yield was due to a higher concentration of commercial loan balances and commercial real estate loan balances in 2005 as compared to 2004. A significant portion of this growth was due to the acquisition of the Boston branch location at the end of the second quarter.

      Total interest and dividend income for the quarter-ended September 30, 2005 was $5.1 million, which was $752,000, or 17.1%, higher than the quarter-ended September 30, 2004. This increase was due to the favorable impact of higher average interest-earning assets and a higher asset yield. Average interest-earning assets of $365 million for the quarter ended September 30, 2005 were $10.9 million higher than average interest-bearing assets of $354.1 million for the quarter ended September 30, 2004. The yield on earning assets increased to 5.64% for the quarter-ended September 30, 2005 as compared to 4.97% for the quarter-ended September 30, 2004 due primarily to higher loan yields. Average net loans for the quarter ended September 30, 2005 increased $57.6 million, or 35%, to $221.9 million. This growth was predominately impacted by the Boston branch acquisition.

Interest Expense

      Interest expense on interest-bearing deposits for the nine months ended September 30, 2005 increased $140,000, or 6.7%, to $2.2 million as compared to the nine months ended September 30, 2004. This increase was due to a higher cost of deposits specifically in the money market and time deposit categories. The cost of interest-bearing deposits increased 4 basis points to 1.54% for the nine months ended September 30, 2005 versus 1.50% for the nine months ended September 30, 2004. Average interest-bearing deposit balances of $191.6 million for the nine months ended September 30, 2005 were $6.8 million, or 3.7%, higher than the nine months ended September 30, 2004. The increase in the cost of deposits was due primarily to an increased cost on MMDA balances of 21 basis points to 2.12% for the nine months ended September 30, 2005 and an increase in average MMDA balances of $13.8 million, or 27.5%, to $63.8 million for the nine months ended September 30, 2005. Money market deposit balances increased as customers opted for a product that tends to earn an interest rate that fluctuates with changes in short term interest rates.

      Interest expense on deposits for the quarter-ended September 30, 2005 decreased $92,000, or 10.7%, to $764,000 as compared to the quarter-ended September 30, 2004. Interest expense on deposits decreased for the quarter-ended September 30, 2005 due primarily to a decrease in average interest-bearing deposit balances to $194.4 million, a decrease of $15.1 million, or 7.2%. Average interest-bearing deposit balances decreased due to a decrease of $25.2 million, or 32.2%, to $53 million in average interest-bearing certificate of deposit balances, as a result of the non-renewal of balances maturing in February from the term deposit promotion in May 2004. The impact of the Boston branch certificate of deposit promotion held at the end of September 2005 had limited impact in this quarter.

      Interest expense on borrowed funds for the nine months ended September 30, 2005 increased $1.2 million, or 62.4%, to $3.2 million as compared to the nine months ended September 30, 2004. The increase was due primarily to an increase of 93 basis points to 3.54% in the cost of Federal Home Loan Bank advances, due to the increases in the Federal Funds target rate, and an increase in the average balance in Federal Home Loan Bank advances in 2005 of $21 million, or 23.7%. Federal Home Loan Bank Advances were higher for the nine months ended September 30, 2005 due to a higher rate of growth in average assets as compared to deposit balances.

      Interest expense on borrowed funds for the quarter-ended September 30, 2005 increased $482,000, or 71.7%, to $1.2 million as compared to $672,000 for the quarter-ended September 30, 2004. The increase was due primarily to an increase of 105 basis points to 3.93% in the cost of Federal Home Loan Bank advances, due to the increases in the Federal Funds target rate, and an increase in the average balance in Federal Home Loan Bank advances for the quarter-ended September 30, 2005 of $25.4 million, or 31.5% as a result of funding the Boston branch acquistion. Federal Home Loan Bank Advances were higher for the quarter ended September 30, 2005 due to lower average deposit balances, combined with higher average assets.

Net Interest Income

      Net interest income for the nine months ended September 30, 2005 increased $195,000, or 2.4%, to $8.3 million as compared to the nine months ended September 30, 2004. The increase in the net interest margin reflects the increases in the average balances of interest earning assets, more specifically the nearly 18% rise in the volume of loans over the same period in 2004. The acquisition of the Boston branch, the opening of the loan production office in Portsmouth, New Hampshire, along with the continued loan growth in our primary community bank market were all factors in the loan volume growth. Earnings from debt and equity securities declined 1% while the investment portfolio remained approximately the same average balance of $170 million for both periods. This, along with the substantial rise in borrowing expenses have accounted for the limited growth in net interest income for the first nine months.

      Net interest income for the quarter ended September 30, 2005 increased $276,000 or 10.2% to $3 million as compared to the quarter ended September 30, 2004. The increase in net interest income for the quarter can be primarily attributed to the increased average balances in the loan portfolio. This is the first full quarter with the Boston acquisition portfolio included in quarterly calculations. The increase was offset by substantial increases in borrowing expenses related to the rising interest rate environment and the new borrowings related to the Boston branch acquisition. This improvement in the third quarter of 2005 spread is the primary reason for year to date net interest income to turn positive in 2005.

Average Balances and Yields

      The following table presents a summary of the Company's interest-earning assets and their average yields, and interest-bearing liabilities and their average rates for the three and nine months ended September 30, 2005 and 2004. The average balances are derived from average daily balances.

                                                                   Nine Months Ended September 30,
                                                          2005                                         2004
                                         Interest                    Average          Interest                     Average
                                          Income/      Average         Rate            Income/       Average        Rate
                                          Expense      Balance     Earned/Paid         Expense       Balance     Earned/Paid
                                        --------------------------------------------------------------------------------------
                                                                       (Dollars in thousands)
Assets
Interest earning assets:
  Federal funds sold and certificate
    of deposit                          $       135  $      3,099       5.81%        $       106  $       2,740       5.16%
  Investment securities: (1)
    Taxable                                   4,140       151,169       3.65%              4,135        150,793       3.66%
    Tax-exempt                                  530        16,222       4.36%                570         16,896       4.50%
  Loans, net                                  9,355       189,950       6.57%              7,745        161,088       6.41%
                                        --------------------------                   ---------------------------
    Total interest-earning assets            14,160       360,440       5.24%             12,556        331,517       5.05%
                                        ------------                                 ------------
Noninterest-earning assets                                 28,129                                        21,365
                                                     -------------                                --------------
Total assets                                              388,569                                       352,882
                                                     =============                                ==============

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
  Savings                                       142        37,052       0.51%                123         33,070       0.50%
  NOW                                            43        36,279       0.16%                 70         37,140       0.25%
  MMDA                                        1,013        63,843       2.12%                718         50,075       1.91%
  CD's                                        1,021        54,453       2.50%              1,168         64,514       2.41%
                                        --------------------------                   ---------------------------
    Total interest-bearing deposits           2,219       191,627       1.54%              2,079        184,799       1.50%
  Other borrowed funds                          271        11,350       3.18%                224         11,649       2.56%
  Federal Home Loan Bank advances             2,909       109,626       3.54%              1,734         88,601       2.61%
  Subordinated debentures                       487         9,590       6.77%                440          9,000       6.52%
                                        --------------------------                   ---------------------------
    Total interest-bearing liabilities        5,886       322,193       2.44%              4,477        294,049       2.03%
                                        ------------                                 ------------
Noninterest-bearing deposits                               45,376                                        41,180
Other noninterest-bearing liabilities                       1,254                                         1,301
                                                     -------------                                --------------
Total liabilities                                         368,823                                       336,530
Total stockholders' equity                                 19,746                                        16,532
                                                     -------------                                --------------
Total liabilities and stockholders'
     Equity                                          $    388,569                                 $     352,882
                                                     =============                                ==============

Net interest income                     $     8,274                                  $     8,079
                                        ============                                 ============
Interest rate spread                                                    2.80%                                         3.02%
                                                                  ============                                     =========
Net interest margin                                                     3.06%                                         3.25%
                                                                  ============                                     =========

(1) Excludes investment securities traded and not settled.

       The following table presents a summary of the Company's interest-earning assets and their average yields, and interest-bearing liabilities and their average rates for the three months ended September 30, 2005 and 2004. The average balances are derived from average daily balances.

                                                                Three Months Ended September 30,
                                                          2005                                     2004
                                          Interest                  Average        Interest                  Average
                                          Income/      Average        Rate         Income/      Average        Rate
                                           Expense     Balance    Earned/Paid       Expense     Balance    Earned/Paid
                                          ------------------------------------------------------------------------------
                                                                     (Dollars in thousands)
Assets
Interest earning assets:
  Federal funds sold and certificate
    of deposit                            $      45  $       3,058    5.89%         $       37  $      3,095    4.78%
  Investment securities: (1)
    Taxable                                   1,197        124,334    3.85%              1,526       169,874    3.59%
    Tax-exempt                                  177         15,712    4.51%                187        16,823    4.45%
  Loans, net                                  3,730        221,900    6.72%              2,647       164,344    6.44%
                                          -------------------------                 -------------------------
    Total interest-earning assets             5,149        365,004    5.64%              4,397       354,136    4.97%
                                          ----------                                -----------
Noninterest-earning assets                                  37,734                                    23,167
                                                     --------------                             -------------
Total assets                                               398,738                                   377,303
                                                     ==============                             =============

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
  Savings                                        50         39,987    0.50%                 43        33,945    0.51%
  NOW                                            13         38,601    0.13%                 34        39,384    0.35%
  MMDA                                          347         62,852    2.21%                299        57,986    2.06%
  CD's                                          354         53,004    2.67%                480        78,220    2.45%
                                          -------------------------                 -------------------------
    Total interest-bearing deposits             764        194,444    1.57%                856       209,535    1.63%
  Other borrowed funds                          112         11,920    3.76%                 91        13,868    2.62%
  Federal Home Loan Bank advances             1,042        106,088    3.93%                581        80,659    2.88%
  Subordinated debentures                       238         14,000    6.80%                152         9,000    6.76%
                                          -------------------------                 -------------------------
    Total interest-bearing liabilities        2,156        326,452    2.64%              1,680       313,062    2.15%
                                          ----------                                -----------
Noninterest-bearing deposits                                51,383                                    44,697
Other noninterest-bearing liabilities                        1,085                                     1,114
                                                     --------------                             -------------
Total liabilities                                          378,920                                   358,873
Total stockholders' equity                                  19,818                                    18,430
                                                     --------------                             -------------
Total liabilities and stockholders'
     Equity                                          $     398,738                              $    377,303
                                                     ==============                             =============

Net interest income                       $   2,993                                 $    2,717
                                          ==========                                ===========
Interest rate spread                                                  3.00%                                     2.82%
                                                                   =========                                 =========
Net interest margin                                                   3.28%                                     3.07%
                                                                   =========                                 =========

(1) - Excludes investment securities traded and not settled.

Non-interest Income

      Total non-interest income increased $861,000, or 29%, to $3.8 million for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. The increase was primarily due to an increase in investment advisory fees due to the acquisition of The de Burlo Group, Inc. at the end of 2004. The Company earned investment advisory fee revenue of $1.2 million for the nine months ended September 30, 2005. This is the first year of operation. Rental income earned from the operation of the Boston building during the third quarter, which was the first full quarter of ownership, was $142,000. The increase in investment advisory fee revenue and miscellaneous rental income was partially offset by a decrease of $720,000, or 92.5%, on gains on the sale of investment securities to $58,000 for the nine months ended September 30, 2005. Market valuations have not afforded the same measure of securities gains in 2005 as was available in 2004.

      Total non-interest income increased $321,000, or 28.3%, to $1.5 million for the quarter ended September 30, 2005 as compared to $1.1 million for the quarter ended September 30, 2004. The increase in the third quarter of 2005 was primarily due to investment advisory fee revenue of $413,000 for the quarter ended September 30, 2005, as noted previously in its first year of operation. In addition, the acquisition of the Boston branch and the associated rental income from tenants in the amount of $142,000 was the other major category impacting non-interest income for the third quarter of 2005. This is the first quarter that this activity has been recognized for financial purposes.

Non-interest Expense

      Total operating expenses increased $1.4 million, or 13.4%, for the nine months ending September 30, 2005 to $11.6 million from $10.2 million for the same nine month period ending September 30, 2004. Salaries and employee benefits increased $843,000 or 15.5% for the nine month comparative period. The addition of the investment advisory group, the loan production staff located in Portsmouth, New Hampshire, the Boston loan and retail staff included in the Boston acquisition all of which are new in the 2005 totals coupled with a full year of employee related expenses for the Cambridge and Beverly branch staff which came on board mid year of 2004, are the causes for the growth in employee related expenses.

      Similarly, occupancy and equipment expenses increased $502,000 or 33% to $2 million for the nine months ending September 30, 2005. The increases in rent expense and leasehold improvement depreciation for Beverly, Boston, Cambridge and Portsmouth branch locations and the investment management location, all either new in 2005 or a full nine months expense compared to a partial period in 2004, were the primary cause for this increase. The other major impact in this category is the accelerated amortization of occupancy and equipment expenses for the closing of our three Wal-Mart branch locations by year end 2005. The original quarterly amortization was $18,000 per quarter. By comparison, the third quarter amortization was approximately $173,000 and the fourth quarter amortization will be approximately $288,000. The benefit to this action will be the positive impact on earnings in 2006 as there will be no expenses related to these locations in this category.

      Total operating expenses increased $825,000 or 24% for the quarter ending September 30, 2005. The two primary categories which impacted this increase was again the additional staff related to our branch growth and the addition of the investment management company and the associated salary and occupancy expenses in their respective categories. Salary and employee benefits increased $406,000 or 23.3% for the quarter end September 30, 2005. Occupancy expenses increased $291,000 or 53% for the quarter. Professional fees increased $97,000 or 39% to $347,000 for the quarter end September 30,2005. Costs associated with recruitment fees, consultants for a systems conversion, and, increased legal and audit fees associated with additional regulatory commitments were the causes for the increase in this category.

Income Taxes

      The provision for income taxes for both the three month quarter end and nine months ended September 30, 2005 are similarly impacted by two factors. First, the company operates three subsidiary security corporations, which by statute have a lower state income tax rate. These security corporations reflect the majority of the company's investment portfolios, and as such receive the benefit of the lower state tax rate. Secondly, the ratio of tax-exempt municipal bond interest as a percentage of consolidated pre-tax income derives a benefit of federal tax exemption.

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

      Certain strategies have continued to be implemented during the first three quarters of 2005 to reduce the current level of interest rate risk given the prospects for an improving economy and an increase in market interest rates. These strategies currently include, but are not limited to, fixing the cost of certain liability sources, adding interest rate sensitivity to the investment securities portfolio, and shortening the duration of certain newly originated commercial loan products. On an ongoing basis, management analyzes the pros and cons of positioning with a narrower or wider interest rate mismatch and whether an asset sensitive or liability sensitive balance sheet is targeted and to what degree. This analysis considers, but is not limited to, originating adjustable and fixed rate mortgage loans, managing the cost and structure of deposits, analyzing actual and projected asset cash flow, considering the trade-offs of short versus long-term borrowings, and reviewing the pros and cons of certain investment security sectors.

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

      From time to time, the Bank utilizes advances from the Federal Home Loan Bank of Boston (the "FHLB") primarily in connection with its management of the interest rate sensitivity of its assets and liabilities, to complement or supplement the volume of retail funding, as well as to selectively capitalize on leverage opportunities. Total advances outstanding at September 30, 2005 amounted to $76.7 million. The Bank's ability to borrow from the FHLB is dependent upon the amount and type of collateral the Bank has to secure the borrowings. Such collateral consists of, but is not limited to, one-to-four family owner-occupied residential mortgage loans and federal agency obligations. As of September 30, 2005, the Bank's total borrowing capacity through the FHLB was $116.6 million. The Bank has additional capacity to borrow federal funds from other banks and through such instruments as repurchase agreements utilizing federal agency obligations and mortgage-backed securities as collateral, as well as brokered deposits.

      A major portion of the Bank's liquidity consists of cash and cash equivalents, short-term investments, U.S. Government and federal agency obligations, mortgage-backed securities, and other debt securities. The level of these assets is dependent upon the Bank's operating, lending, and financing activities during any given period. Certificates of deposit, which are scheduled to mature in one year or less, totaled $77.6 million at September 30, 2005. Based upon historical experience, the Bank believes that a significant portion of such deposits will remain with the Bank. On a monthly basis, the Company currently generates an average of approximately $6 million in cash flow from the loan and investment securities portfolios. These funds are primarily used to either re-invest in new loans and investment securities or utilized in conjunction with the management of the level of deposit balances or borrowed funds.

      At September 30, 2005, the Company and the Bank continued to exceed all regulatory capital requirements applicable to them. The table below presents the capital ratios at September 30, 2005, for the Company and the Bank, as well as the minimum regulatory requirements.

                                                                                          Minimum
                                                                                          Capital
                                                                Actual                  Requirements
Bank:                                                      Amount      Ratio        Amount        Ratio
                                                           ------------------       -------------------
        Total capital to risk-weighted assets              $29,547     10.98%       $21,518       8.00%
        Tier 1 capital to risk-weighted assets              27,838     10.35%        10,759       4.00%
        Tier 1 capital to average assets                    27,838      7.06%        15,764       4.00%

Company:
        Total capital to risk-weighted assets              $30,937     11.47%       $21,581       8.00%
        Tier 1 capital to risk-weighted assets              22,052      8.17%        10,791       4.00%
        Tier 1 capital to average assets                    22,052      5.58%        15,795       4.00%

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

      Lending commitments include commitments to originate loans and to fund unused lines of credit. The Bank evaluates each customer's creditworthiness on a case-by-case basis. At September 30, 2005, the Bank had $27million of outstanding commitments to originate loans and $24.8 million of unused lines of credit. The Bank anticipates that it will have sufficient funds available to meet these commitments, though some commitments may expire and many unused lines are not drawn upon.

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

            As required by Rule 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's management conducted an evaluation with the participation of the Company's Chief Executive Officer and acting Chief Financial Officer, regarding the effectiveness of the Company's disclosure controls and procedures, as of the end of the last fiscal quarter. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and acting Chief Financial Officer concluded that management believes the Company's disclosure controls and procedures are reasonably effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms. The intent is to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and we may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that our systems evolve with our business.

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

      Not applicable

ITEM 5. Other Information

      Not applicable.

 ITEM 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            31.1 Certification of Chief Executive Officer and acting Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

            32.1 Certification of Chief Executive Officer and acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K

      The Company filed the following reports on Form 8-K during the third quarter of 2005:

            On July 19, 2005, the Company filed a report on Form 8-K announcing that the Bank had decided not to exercise its early 2006 lease renewal options on its three Wal-Mart branch locations in New Hampshire. The announcement was made by reference to a press release.

            On August 9, 2005, the Company filed a report on Form 8-K /A to update its previous disclosure concerning the acquisition by the Bank of a branch located in Boston, Massachusetts from Atlantic Bank of New York.

            On August 12, 2005, the Company filed a report on Form 8-K announcing its financial results for the quarter and six months ended June 30, 2005. The announcement was made by reference to a press release.

            On September 26, 2005, the Company filed a report on Form 8-K announcing the resignation of its Senior Vice President, Treasurer and Chief Financial Officer.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FIRST IPSWICH BANCORP

Date:  November 14, 2005           By: /s/ Donald P. Gill
                                       ---------------------
                                       Donald P. Gill
                                       President and Chief Executive Officer and
                                       Acting Chief Financial Officer