Form 10KSB
period 2005-12-31
FIRST IPSWICH BANCORP /MA
filed 2006-03-31
CIK 885979

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                   For the fiscal year ended  December 31, 2005
                                             -------------------

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from  ___________ to _____________

                    Commission file number  333-114018
                                           ------------

                              FIRST IPSWICH BANCORP
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

              MASSACHUSETTS                             04-2955061
      -------------------------------       ------------------------------------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

 31 Market Street, Ipswich, Massachusetts                01938
 ----------------------------------------              ----------
 (Address of principal executive offices)              (Zip Code)

Issuer's telephone number    (978)             356         -        3700
                            ---------    -----------------    ------------------

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: None.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                Yes |_| No |X|

The issuer's revenues for the fiscal year ended December 31, 2005 were $24,609,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer, computed by reference to the price at which the common equity was last sold as of March 15, 2006 was $7,327,833. The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the issuer that such person is an affiliate of the issuer pursuant to Rule 12b-2 of the Exchange Act. As of March 15, 2006, the issuer had 2,219,630 shares of common stock, par value $1.00 per share, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

There are no documents to be incorporated by reference in this Annual Report on Form 10-KSB.

Transitional Small Business Disclosure Format (Check One): Yes |_| No |X|

                                TABLE OF CONTENTS

                                     PART I

Item 1   Description of Business                                               3

Item 2   Description of Property                                              21

Item 3   Legal Proceedings                                                    22

Item 4   Submission of Matters to a Vote of Security Holders                  24

                                PART II

Item 5   Market for Common Equity and Related Stock Matters                   25

Item 6   Management's Discussion and Analysis                                 26

Item 7   Financial Statements                                                 37

Item 8   Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                                  71

Item 8A  Controls and Procedures                                              71

Item 8B  Other Information                                                    71

                               PART III

Item 9   Directors, Executive Officers, Promoters and Control Persons;        72

Item 10  Executive Compensation                                               73

Item 11  Security Ownership and Certain Beneficial Owners and Management
         and Related Stockholder Matters                                      77

Item 12  Certain Relationships and Related Transactions                       78

Item 13  Exhibits                                                             79

Item 14  Principal Accountant Fees and Services                               81

Signatures                                                                    82

Supplemental Information                                                      83

                                     PART I

Item 1. Description of Business.

FIRST IPSWICH BANCORP

      First Ipswich Bancorp ("Bancorp") was organized in 1985 as a Massachusetts chartered bank holding company. Bancorp is headquartered in Ipswich, Massachusetts. As a bank holding company, Bancorp is subject to regulation by the Federal Reserve Board ("FRB"). Through Bancorp's wholly-owned subsidiary, The First National Bank of Ipswich (the "Bank"), Bancorp provides community banking services to its principal market areas of northeastern Massachusetts, the Boston/Cambridge market and southeastern New Hampshire.

THE FIRST NATIONAL BANK OF IPSWICH

      The Bank was founded in 1892. The Bank is a national banking association chartered under the National Bank Act. Its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"), and it is subject to regulation by the Office of the Comptroller of the Currency ("OCC") and the FDIC. The Bank offers a full range of retail banking services to individuals, businesses, and nonprofit organizations through eleven (11) banking offices located in northeastern Massachusetts and southeastern New Hampshire. Such services include a wide range of retail checking and savings accounts, loans, safe deposit facilities, and automated teller machines at selected branch locations.

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

      Through its acquisition on December 31, 2004 of The de Burlo Group, Inc. ("The de Burlo Group") an investment advisory firm, the Bank has a taken a significant step towards diversifying its product line and revenue streams.

      The Bank's trust department offers a wide range of trust services to individuals, corporations, municipalities and charitable organizations. The Bank acts as trustee of personal, corporate, and other trusts, provides investment advisory and custody services, acts as executor, administrator and trustee of estates, and may act as transfer agent for Bancorp. The market value of assets under administration in the Bank's trust department was $55.3 million at December 31, 2005.

      As of December 31, 2005, the Bank employed 110 full-time and 21 part-time employees. None of these employees is covered by a collective bargaining agreement and we believe that our employee relations are good.

      The Bank's operations are based upon our belief that a need exists in our marketplace for a locally-based provider of financial services. The Bank is focused on serving the financial needs of individuals, including high net-worth individuals, small to medium-sized businesses, and professional practices. In the past five years, the Bank has taken steps to bring its branch operations in line with its strategic focus, including by acquiring branches in the following locations:

      o Londonderry, New Hampshire  o Salem, New Hampshire

      o Manchester, New Hampshire   o Cambridge, Massachusetts

      o Newington, New Hampshire    o Beverly, Massachusetts

                                    o Boston, Massachusetts

      The Bank also plans to open a new branch in Portsmouth, New Hampshire at the end of the first quarter of 2006. In a further effort to cause branch operations to reflect the Bank's strategic focus, the Bank has decided not to exercise its 2006 lease renewal options in its three Wal-Mart branch locations in Manchester, Newington and Salem, New Hampshire.

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

      The Bank offers the commercial, consumer, and mortgage-lending products typically offered by community banks. The Bank believes that it has distinguished itself from competitors through prompt service and customized lending products. The Bank's lending activities are oriented to the small-to-medium sized businesses, high net worth individuals and professional practices located in its market areas, as well as to consumer and retail customers living and working in the Bank's market areas. The Bank concentrates on customer relationships in building its customer deposit base and competes aggressively in the area of transaction accounts.

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

LENDING ACTIVITIES

      The Bank provides its customers with a full range of financing options for short- to medium-term commercial, mortgage, construction and consumer loans, both secured and unsecured. A significant portion of the loan portfolio consists of commercial and residential mortgage loans in Ipswich and surrounding communities. The acquisition from Atlantic Bank of New York, of it's Cambridge, MA branch in 2004 and it's Boston, MA branch in 2005 has had an impact on the growth of the loan portfolio in these markets.

LOAN COMPOSITION. The following table sets forth at the dates indicated the Bank's loan portfolio composition by type of loan:

                                 2005                 2004                  2003                 2002                 2001
                                 ----                 ----                  ----                 ----                 ----
                                     Percent              Percent               Percent               Percent              Percent
                                       of                   of                    of                    of                   of
                                      Total                Total                 Total                 Total                Total
                           Amount     Loans     Amount     Loans      Amount     Loans       Amount    Loans      Amount    Loans
                           ------     -----     ------     -----      ------     -----       ------    -----      ------    -----

(Dollars in thousands)
Commercial real estate    $ 108,404  45.85%    $  60,616    35.60%  $  53,415    33.84%  $  47,442     34.43%  $  37,105      31.14%
Residential real estate      53,690     22.72     55,749    32.74      56,683    35.91      54,985     39.90      48,841      41.00
Construction                 18,918      8.00     23,016    13.52      17,570    11.13      11,243      8.16       7,833       6.58
Commercial                   43,376     18.35     19,627    11.53      19,468    12.33      14,667     10.64      15,206      12.76
Home equity                  10,243      4.33      9,465     5.56       8,429     5.34       7,081      5.14       7,021       5.89
Consumer                      1,770      0.75      1,792     1.05       2,279     1.44       2,377      1.73       3,122       2.63
                                       ------              ------               ------    --------    ------   ---------     ------
  Total loans               236,401    100.00%   170,265   100.00%    157,844   100.00%    137,795    100.00%    119,128     100.00%
                                       ======              ======               ======                ======                 ======
Net deferred
  origination
  costs (fees)                  (49)                 (42)                  (6)                  41                    37
Allowance for loan
  losses                     (1,739)              (1,340)              (1,334)              (1,384)               (1,376)
                                                                                         ---------             ---------
Loans, net                $ 234,613            $ 168,883            $ 156,504            $ 136,452             $ 117,189
                          =========            =========            =========            =========             =========

The following table sets forth the maturity ranges of certain components of the Bank's loan portfolio at December 31, 2005:

                        Within 1 year      Over 1 year to 5 years      After 5 years       Total
                        -------------      ----------------------      -------------       -----
(in thousands)
Construction               $7,502               $ 6,451                   $ 4,965        $18,918
Commercial                  6,627                16,269                    20,480         43,376

The following table sets forth certain loans with fixed and variable rates having contractual maturities greater than one year at December 31, 2005:

                                Fixed Rate    Variable Rate       Total
                                ----------    -------------       -----
(in thousands)
Construction                     $ 1,453         $ 9,963         $11,416
Commercial                        17,212          19,537          36,749

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

                                                                         At December 31,
                                             ------------------------------------------------------------------
(dollars in thousands)                               2005          2004        2003         2002         2001
                                                     ----          ----        ----         ----         ----
Non-accrual loans                                $      --    $      --    $      --    $      --    $     109
Other real estate owned                                 --           --           --           --           --
Troubled debt restructurings                            --           --           --           --          308
Loans past due 90 days or more and still
   accruing                                             --           16           19            5           11
Non-accrual loans to total loans                      0.00%        0.00%        0.00%        0.00%        0.09%
Non-performing assets to total assets                 0.00%        0.00%        0.00%        0.00%        0.05%
Allowance for loan losses as a percentage
   of non-performing loans                             n/a          n/a          n/a          n/a     1,262.39%

      The Bank's consolidated financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, unless a loan is placed on non-accrual status. Loans are placed on non-accrual status when there are serious doubts about the collectibility of principal or interest. In general, a loan is placed on non-accrual status when the loan becomes past due 90 days. Loans are also placed on non-accrual status in cases where there is uncertainty as to whether the borrower can satisfy the contractual terms of the loan agreement. Amounts received on non-accrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower's weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur. Potential problem loans are loans which are currently performing and are not included in non-accrual or restructured loans above, but about which the Bank has serious doubts as to the borrower's ability to comply with present repayment terms. These loans are likely to be included later in non-accrual, past due or restructured loans, so they are considered by management in assessing the adequacy of the allowance for loan losses. At December 31, 2005, no loans had been identified as potential problem loans which caused management to have serious doubts regarding the ability of such borrowers to comply with the present loan repayment terms.

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

                                                                At December 31
                                                                --------------

                               2005               2004              2003               2002               2001
                               ----               ----              ----               ----               ----
                                  % Total            % Total           % Total            % Total            % Total
                         Amount    Loans    Amount    Loans    Amount   Loans    Amount    Loans    Amount    Loans
                         ------    -----    ------    -----    ------   -----    ------    -----    ------    -----
(dollars in thousands)
Balance applicable to:
   Commercial real
     estate loans        $  786    45.86%   $  512    35.60%   $  470    33.84%   $  431    34.43%   $  526    31.14%
   Residential real
     estate loans (1)       207    27.04       209    38.30       206    41.25       131    45.04       331    46.89
   Construction loans       146     8.00       160    13.52       132    11.13        82     8.16        80     6.58
   Commercial loans         352    18.35       188    11.53       183    12.33       144    10.64       169    12.76
   Consumer loans           149     0.75       174     1.05       170     1.44       159     1.73       108     2.63
   Unallocated               99       --        97       --       173       --       437       --       162       --
                         ------   ------    ------   ------    ------   ------    ------   ------    ------   ------
  Total allowance for
    loan losses          $1,739   100.00%   $1,340   100.00%   $1,334   100.00%   $1,384   100.00%   $1,376   100.00%
                         ======   ======    ======   ======    ======   ======    ======   ======    ======   ======

(1) Includes home equity lines-of-credit.

      The following table presents, for the years indicated, information regarding changes in the allowance for loan losses:

                                                              Years Ended December 31,
                                           -----------------------------------------------------------
(dollars in thousands)                         2005         2004        2003        2002        2001
                                               ----         ----        ----        ----        ----
Balance at the beginning of the year          $ 1,340     $ 1,334     $ 1,384     $ 1,376     $ 1,181
Charge-offs:
  Commercial real estate                           --          --          --          --         (24)
  Consumer                                        (45)        (44)        (53)        (84)        (52)
  Commercial                                       --          --          --         (20)         --
                                              -------     -------     -------     -------     -------
Total charge-offs                                 (45)        (44)        (53)       (104)        (76)
                                              -------     -------     -------     -------     -------

Recoveries:
  Commercial real estate                           --          --          --          --          30
  Commercial                                       --          --          26          26          --
  Consumer                                          6           5          32          36           6
                                              -------     -------     -------     -------     -------
Total recoveries                                    6           5          58          62          36
                                              -------     -------     -------     -------     -------

Net (charge-offs) recoveries                      (39)        (39)          5         (42)        (40)
Allowance acquired with Boston
  acquisition                                     198          --          --          --          --
Provision (credit) for loan losses                240          45         (55)         50         235
                                              -------     -------     -------     -------     -------
Balance of allowance at the end of the Year   $ 1,739     $ 1,340     $ 1,334     $ 1,384     $ 1,376
                                              =======     =======     =======     =======     =======
Ratio of net charge-offs to average
  loans outstanding                              0.02%       0.02%       0.00%       0.03%       0.04%
Allowance for loan losses as a percent
  of total loans at the end of the year          0.74%       0.79%       0.85%       1.00%       1.16%

INVESTMENT ACTIVITIES

      Bancorp's portfolio of investment securities consists primarily of obligations of U.S. Government sponsored enterprises and mortgage and asset-backed securities. During 2005, sales of securities funded the acquisition of the Boston location of Atlantic Bank of New York with a cash purchase price of $29 million. The Bank acquired a loan portfolio in excess of $43 million in connection with its acquisition.

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

      The following table summarizes, at the dates indicated, the amortized cost and fair market value of securities.

                                                                      At December 31,
                                   ----------------------------------------------------------------------------------------
                                               2005                         2004                          2003
                                               ----                         ----                          ----
                                     Amortized                    Amortized                      Amortized
                                        Cost       Fair Value       Cost        Fair Value         Cost         Fair Value
                                        ----       ----------       ----        ----------         ----         ----------
(in thousands)
Securities available for sale:
-----------------------------
U.S. Government sponsored
   enterprises                      $ 23,287       $ 22,940       $ 46,054        $ 45,889        $ 22,545        $ 22,773
Corporate bonds                        1,816          1,713          1,786           1,746              --              --
Trust preferred securities                 0              0            970             974          14,171          14,094
Mortgage-backed and asset-
   backed securities                  64,571         63,257         86,997          86,554          78,038          77,857
Municipal bonds                          369            347            635             610             639             626
                                    --------       --------       --------        --------        --------        --------
Total debt securities                 90,043         88,257        136,442         135,773         115,393         115,350
                                    --------       --------       --------        --------        --------        --------
Money market preferred
   Stock                                  --             --         15,200          15,200              --              --
Marketable equity securities             101            118             84             104              84              98
Agency preferred stock                    --             --          2,596           2,910           1,770           1,598
                                    --------       --------       --------        --------        --------        --------
Total equity securities                  101            118         18,240          18,214           1,854           1,696
                                    --------       --------       --------        --------        --------        --------
Total securities available
   for sale                         $ 90,144       $ 88,375       $154,682        $153,987        $117,247        $117,046
                                    ========       ========       ========        ========        ========        ========

Securities held to maturity:
---------------------------
U.S. Government sponsored
   enterprises                      $  3,000       $  2,853       $  3,000        $  2,928        $  3,000        $  2,918
Municipal bonds                       15,128         14,904         16,200          16,098          16,325          16,071
Mortgage-backed securities            10,641         10,257         12,709          12,525          19,892          19,673
                                    --------       --------       --------        --------        --------        --------
Total securities held to
   Maturity                         $ 28,769       $ 28,014       $ 31,909        $ 31,551        $ 39,217        $ 38,662
                                    ========       ========       ========        ========        ========        ========

The following table summarizes debt securities by contractual maturity date, with weighted average yields, at December 31, 2005. Yields on tax-exempt obligations were not computed on a tax equivalent basis.

                              ---------------------------------------------------------------------------------------------
                                                      More than One Year     More than Five Years
                                One Year or Less         To Five Years           To Ten Years        More than Ten Years
                              ---------------------------------------------------------------------------------------------
                                          Weighted             Weighted              Weighted              Weighted
                                Book      Average    Book       Average     Book      Average    Book       Average
                                Value      Yield     Value       Yield      Value      Yield     Value       Yield
                              ---------------------------------------------------------------------------------------------
(in thousands)
Securities available for sale:
------------------------------
U.S. Government sponsored
   enterprises                   $9,827   2.71%    $12,710        3.44%   $  750       4.25%   $    --         --%
Corporate bonds                      --     --                             1,816       4.37%        --         --
Mortgage and asset-backed
   securities                        --     --        9,466       4.69%    6,205       3.90%    48,900       4.63%
Municipal bonds                      --     --           --         --        --         --        369       4.47%
                                 ------             -------               ------               -------
Total securities available
   for sale                      $9,827             $22,176               $8,771               $49,269
                                 ======             =======               ======               =======

Securities held to maturity:
----------------------------
U.S. Government sponsored
   enterprises                   $   --     --      $ 3,000       3.50%   $   --         --    $    --         --
Municipal bonds                      39   5.19%         160       5.10%      559       3.85%    14,370       4.51%
Mortgage-backed securities           --     --           --         --       760       6.81%     9,881       3.51%
                                 ------             -------               ------               -------
Total securities held to
   maturity                      $   39             $ 3,160               $1,319               $24,251
                                 ======             =======               ======               =======

      The following table summarizes securities by issuer (excluding securities issued by U.S. Government - sponsored enterprises agencies), at December 31, 2005 which represent investments greater than 10% of stockholders' equity:

                                                  Amortized Cost     Fair Value
                                                  --------------     ----------
(in thousands)
Issuer
Restructured Asset Backed Securities Trust            $3,254          $3,242

BORROWINGS

      The following table presents information regarding short-term borrowed funds.

                                                                 At or for the Years Ended December 31,
                                                                 --------------------------------------
          (dollars in thousands)                                  2005            2004            2003
                                                                  ----            ----            ----
Securities sold under agreements to repurchase:
  Average balance outstanding                                $   11,307      $   11,565      $    9,220
  Maximum amount outstanding at any month-end
     during the year                                             13,920          14,473          10,542
  Balance outstanding at the end of the year                     13,920          11,977          10,542
  Weighted average interest rate during the year                   3.45%           2.48%           2.06%
  Weighted average interest rate at the end of the year            4.48%           2.54%           2.06%

Federal Home Loan Bank short-term advances:
  Average balance outstanding                                $   71,447      $   42,264      $   42,628
  Maximum amount outstanding at any month-end
     during the year                                             89,992          54,393          51,422
  Balance outstanding at the end of the year                     57,233          54,393          51,422
  Weighted average interest rate during the year                   3.28%           1.47%           1.21%
  Weighted average interest rate at the end of the year            4.38%           2.35%           1.13%

      Securities sold under agreements to repurchase are funds borrowed from customers on an overnight basis that are secured by obligations of U.S. Government-sponsored enterprises. The amount of securities collateralizing the agreements to repurchase remains in securities and the obligation to repurchase securities sold is reflected as a liability in the consolidated balance sheets.

      Federal Home Loan Bank of Boston ("FHLBB") advances are utilized as a complement to the Bank's deposit balances to manage interest rate risk, supplement liquidity, and/or leverage the balance sheet. The Bank also has an available line of credit with the FHLBB at an interest rate that adjusts daily. Borrowings under the line are limited to 2% of the Bank's total assets. There were no advances outstanding under the line of credit at December 31, 2005 and 2004. All borrowings from the FHLBB are secured by a blanket lien on qualified collateral, defined principally as 90% of the fair value of obligations of U.S. Government-sponsored enterprises and 75% of the carrying value of first mortgage loans on owner-occupied residential property.

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

      The following table sets forth the average balances and weighted average rates paid for each deposit category for the years indicated:

                                                                  Years Ended December 31,
                                       --------------------------------------------------------------------------
                                                 2005                     2004                     2003
                                                 ----                     ----                     ----
                                                    Weighted                 Weighted                  Weighted
                                         Average    Average       Average    Average       Average     Average
                                         Balance    Rate Paid     Balance    Rate Paid     Balance     Rate Paid
                                         -------    ---------     -------    ---------     -------     ---------
(dollars in thousands)
Non-interest bearing accounts           $ 46,489       0.00%     $ 41,668       0.00%     $ 35,225       0.00%
Savings accounts                          36,882       0.51        33,606       0.50        28,793       0.62
NOW accounts                              36,509       0.16        37,383       0.25        34,765       0.23
Money market deposit accounts             60,843       2.19        54,197       1.92        41,184       1.53
Certificates of deposit                   61,680       2.81        67,061       2.43        55,073       2.80
                                        --------                 --------                 --------
   Total                                $242,403                 $233,915                 $195,040
                                        ========                 ========                 ========

The following table indicates the amount of the Bank's certificates of deposit with balances of $100,000 and over by time remaining until maturity as of December 31, 2005.

Maturity period                                                   Amount
---------------                                                   ------
                                                              (in thousands)

Three months or less                                            $  6,682
Over three months through six months                               1,885
Over six months through twelve months                             18,683
Over twelve months                                                 1,487
                                                                --------
   Total                                                        $ 28,737
                                                                ========

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

MARKET AREA

      The Bank's primary market area consists of the Massachusetts communities of Ipswich, Rowley, Essex, Newburyport, Gloucester, Cambridge, Boston and Beverly, and other communities adjacent to and in close proximity to these communities. The Bank's secondary market area consists of the New Hampshire communities of Londonderry and Newington, and other communities adjacent to and in close proximity to these communities, as well as other surrounding communities located in the north shore area of Massachusetts and southeastern New Hampshire. The new Portsmouth, New Hampshire branch opened on March 27, 2006.

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

      The Bank's primary market area competition consists primarily of other small and mid-size community banks, be it in the form of co-operative banks, commercial banks, or savings banks. Each of these community financial organizations in each of the Bank's markets generally offers similar products at similar rates. The increasing presence of aggressive regional and national banking companies has increased the competitive landscape. The Bank's share of deposits in Essex County, Massachusetts as of June 30, 2005, was 1.30%, and in each of Rockingham and Hillsborough counties of New Hampshire and Middlesex and Suffolk Counties of Massachusetts was less than 1.0%.

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

                                                                   Years Ended December 31,
                               -----------------------------------------------------------------------------------------------------
                                                2005                              2004                           2003
                                                ----                              ----                           ----
                                 Average                Average    Average               Average    Average                Average
                                 Balance    Interest  Yield/Cost   Balance    Interest  Yield/Cost  Balance   Interest   Yield/Cost
                                 -------    --------  ----------   -------    --------  ----------  -------   --------   ----------
(dollars in thousands)
ASSETS
Interest-earning assets:
  Short-term
    investments                  $    316   $     9       2.85%   $    279   $     4       1.43%   $    475   $     4       0.84%
  Certificates of
    deposit                         3,251       170       5.23       2,662       149       5.60         417        27       6.47
  Investment securities:
     Taxable                      137,966     5,312       3.85     152,678     5,586       3.66     135,587     5,130       3.78
     Tax-exempt                    16,211       702       4.33      16,879       757       4.48      13,422       615       4.58
  Loans, net                      200,068    13,301       6.65     162,405    10,429       6.42     148,450     9,976       6.72
                                 --------   -------               --------   -------               --------   -------
  Total interest-
    earning Assets                357,812    19,494       5.45     334,903    16,925       5.05     298,351    15,752       5.28
                                            -------                          -------                          -------
Non-interest-
  earning Assets                   33,385                           24,932                           20,843
                                 --------                         --------                         --------
TOTAL ASSETS                     $391,197                         $359,835                         $319,194
                                 ========                         ========                         ========

LIABILITIES AND
  STOCKHOLDERS'
  EQUITY
Interest-bearing liabilities:
  Savings accounts               $ 36,882   $   188       0.51%   $ 33,606   $   169       0.50%   $ 28,793   $   178       0.62%
  NOW accounts                     36,509        58       0.16      37,383        94       0.25      34,765        81       0.23
  Money market
    deposit accounts               60,843     1,330       2.19      54,197     1,043       1.92      41,184       631       1.53
  Certificates of
    deposit                        61,680     1,741       2.81      67,061     1,631       2.43      55,073     1,544       2.80
                                 --------   -------               --------   -------               --------   -------
  Total interest-
    bearing deposit
    accounts                      195,914     3,317       1.69     192,247     2,937       1.53     159,815     2,434       1.52
  Federal Home
    Loan Bank
    advances                      105,724     3,943       3.73      87,214     2,390       2.74      89,339     2,321       2.60
  Other borrowed
    funds                          11,402       392       3.44      11,700       288       2.46       9,441       192       2.03
  Subordinated
    debentures                     10,688       733       6.86       8,563       555       6.48       9,000       580       6.44
                                 --------   -------               --------   -------               --------   -------
  Total interest-
    bearing liabilities           323,728     8,385       2.59     299,724     6,170       2.06     267,595     5,527       2.07
                                            -------                          -------                          -------
Noninterest-
  bearing deposits                 46,489                           41,668                           35,225
Other liabilities                   1,239                            1,301                            1,751
                                 --------                         --------                         --------
Total liabilities                 371,456                          342,693                          304,571
Total stockholders'
  equity                           19,741                           17,142                           14,623
                                 --------                         --------                         --------
TOTAL LIABILITIES &
  STOCKHOLDERS'
  EQUITY                         $391,197                         $359,835                         $319,194
                                 ========                         ========                         ========
Net interest income                         $11,109                          $10,755                          $10,225
                                            =======                          =======                          =======
Interest rate spread                                      2.86%                            3.00%                            3.21%
                                                        ======                           ======                           ======
Net interest margin                                       3.10%                            3.21%                            3.43%
                                                        ======                           ======                           ======
Ratio of average
  interest-earning
  assets to interest-
  bearing liabilities                                   110.53%                          111.74%                          111.49%
                                                        ======                           ======                           ======

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

                                                                   Year Ended
                                                                December 31, 2005
                                                                       vs.
                                                                December 31, 2004
                                                     Increase (Decrease) Due to Changes In:
                                                     --------------------------------------
                                               Average Volume      Average Rate             Total
                                               --------------      ------------             -----
                                                                 (In thousands)
INTEREST INCOME:
Short-term investments                           $     1              $     4              $     5
Certificates of deposit                               31                  (10)                  21
Investment securities:
  Taxable                                           (557)                 283                 (274)
  Tax-exempt                                         (29)                 (26)                 (55)
Loans, net                                         2,493                  379                2,872
                                                 -------              -------              -------
    Total interest income                          1,939                  630                2,569
                                                 -------              -------              -------

INTEREST EXPENSE:
Savings accounts                                      17                    2                   19
NOW accounts                                          (2)                 (34)                 (36)
Money market deposit accounts                        136                  151                  287
Certificates of deposit                             (138)                 248                  110
                                                 -------              -------              -------
  Total interest-bearing deposit accounts             13                  367                  380
Federal Home Loan Bank advances                      575                  978                1,553
Other borrowed funds                                  (8)                 112                  104
Subordinated debentures                              145                   33                  178
                                                 -------              -------              -------
  Total interest expense                             725                1,490                2,215
                                                 -------              -------              -------
Change in net interest income                    $ 1,214              $  (860)             $   354
                                                 =======              =======              =======

                                                                    Year Ended
                                                                December 31, 2004
                                                                       vs.
                                                                December 31, 2003
                                                   Increase (Decrease) Due to Changes In:
                                                   --------------------------------------
                                                Average Volume     Average Rate       Total
                                                --------------     ------------       -----
                                                                  (In thousands)
INTEREST INCOME:
Short-term investments                               $    (2)        $     2         $     0
Certificate of deposit                                   126              (4)            122
Investment securities:
  Taxable                                                630            (174)            456
  Tax-exempt                                             155             (13)            142
Loans, net                                               910            (457)            453
                                                     -------         -------         -------
    Total interest income                              1,819            (646)          1,173
                                                     -------         -------         -------

INTEREST EXPENSE:
Savings accounts                                          27             (36)             (9)
NOW accounts                                               6               7              13
Money market deposit accounts                            228             184             412
Certificates of deposit                                  308            (221)             87
                                                     -------         -------         -------
  Total interest-bearing deposit accounts                569             (66)            503
Federal Home Loan Bank advances                          (56)            125              69
Other borrowed funds                                      51              45              96
Subordinated debentures                                  (28)              3             (25)
                                                     -------         -------         -------
  Total interest expense                                 536             107             643
                                                     -------         -------         -------
Change in net interest income                        $ 1,333         $  (803)        $   530
                                                     =======         =======         =======

THE DE BURLO GROUP, INC.

      On December 31, 2004, Ipswich Capital Investment Corp. ("Ipswich Capital"), a wholly owned subsidiary of the Bank, completed its acquisition of 100% of the outstanding common stock of The de Burlo Group, Inc. Based in Boston, Massachusetts, The de Burlo Group is an investment advisory firm with approximately $375 million in assets under management as of December 31, 2005. The de Burlo Group retained its name and current location. Under the terms of the agreement, Ipswich Capital paid an initial purchase price of $2,126,000 in cash to the stockholders of The de Burlo Group at closing. The initial purchase price was determined by a formula based upon the anticipated annual revenue from certain investment advisory accounts of The de Burlo Group. The terms of the transaction also include deferred payment provisions, which would be payable to stockholders of The de Burlo Group based upon the successful achievement of certain financial milestones following both the two-year anniversary and four-year anniversary of the closing date. The initial purchase price and deferred payments shall not exceed $4,500,000. The results of the first year of operations were considered successful. Net income for the year was $316 thousand. As such it is anticipated that the initial deferred payment previously noted, will be paid in 2007, as the provisions required to be achieved, will have been attained.

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

      The de Burlo Group competes in the greater Boston and New England area for its client base. The de Burlo Group's new business efforts focus predominately on the high net worth market for individuals, as well as portfolio management services for endowments, foundations and pension plans. The de Burlo Group's three largest clients represent approximately 60% of assets under management.

SUPERVISION AND REGULATION

      Bank holding companies and banks are extensively regulated under both federal and state law. These laws and regulations are intended to protect the federal deposit insurance system and depositors, not shareholders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in the applicable law or regulation may have a material effect on the business and prospects of Bancorp and the Bank. Neither Bancorp nor any of its subsidiaries is party to any agreement or subject to any order from the relevant federal regulators.

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

      The minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. The minimum ration of Tier 1 Capital (defined below) to risk-weighted assets is 4%. At least half of the total capital is required to be "Tier 1 Capital," consisting of common shareholders' equity, qualifying trust preferred securities, qualifying perpetual preferred stock and minority interests in equity accounts of subsidiaries, less certain goodwill items, other intangible assets, interest only strips, receivables and non-financial equity investments. The remainder ("Tier 2 Capital") may consist of (a) the allowance for loan losses of up to 1.25% of risk-weighted assets, (b) non-qualifying perpetual preferred stock, (c) hybrid capital instruments, (d) perpetual debt, (e) mandatory convertible securities, and (f) qualifying subordinated debt and intermediate-term preferred stock up to 50% of Tier 1 capital. Tier 2 capital is only includable to the extent it does not exceed Tier 1 capital. Total capital is the sum of Tier 1 and Tier 2 capital less reciprocal holdings of other banking organizations' capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the FRB (determined on a case by case basis or as a matter of policy after formal rule-making).

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

      In addition to the risk-based capital guidelines, the FRB has adopted a minimum Tier 1 capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier 1 capital to average total consolidated assets of at least 3% in the case of a bank holding company that has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a leverage ratio higher than the stated minimum

BANK HOLDING COMPANY DIVIDENDS

      Federal Reserve Board policy provides that a bank or a bank holding company generally should not maintain its existing rate of cash dividends on common stock unless the organization's net income available to common stockholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality and overall financial condition. Federal Reserve Board policy further provides that a bank holding company should not maintain a level of cash dividends to its stockholders that places undue pressure on the capital of bank subsidiaries, or that can be funded only through additional borrowings or other arrangements that may undermine the bank holding company's ability to serve as a source of strength to bank subsidiaries. TRANSACTIONS WITH AFFILIATES AND INSIDERS OF THE BANK

      Under current federal law, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act ("FRA") and Regulation W thereunder. An affiliate of a bank is generally any company or entity that controls, is controlled by, or is under common control with the bank, other than a subsidiary of the bank. In an organization controlled by a holding company, at a minimum, the parent holding company of a bank and any companies which are controlled by such parent holding company are affiliates of the bank. Generally, Section 23A limits the extent to which the bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such bank's capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. The term "covered transaction" includes the making of loans or other extensions of credit to an affiliate; the purchase of assets from an affiliate; the purchase of, or an investment in, the securities of an affiliate; the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person; or issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. Section 23A also establishes specific collateral requirements for loans or extensions of credit to, or guarantees, acceptances or letters of credit issued on behalf of an affiliate. Section 23B requires that covered transactions and a broad list of other specified transactions be on terms substantially the same, or no less favorable, to the savings bank or its subsidiary as similar transactions with non-affiliates.

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

INSURANCE OF DEPOSITS

      The Bank currently pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC for Bank Insurance Fund ("BIF") member institutions. The FDIC has established a risk-based premium system under which the FDIC classifies institutions based on their capital ratios and on other relevant information and generally assesses higher rates on those institutions that tend to pose greater risks to the federal deposit insurance funds. The Federal Deposit Insurance Act ("FDIA") does not require the FDIC to charge all banks deposit insurance premiums when the ratio of deposit insurance reserves to insured deposits is maintained above specified levels. However, as a result of general economic conditions and a decline in the health of the banking industry, it is possible that the ratio of deposit insurance reserves to insured deposits could fall below the minimum ratio that FDIA requires, which would result in the FDIC setting deposit insurance assessment rates sufficient to increase deposit insurance reserves to the required ratio. We cannot predict whether the FDIC will be required to increase deposit insurance assessments above their current levels.

      In February 2006, Congress enacted the Federal Deposit Insurance Reform Act of 2005 (the "FDIR Act"). As a result of the passage of the FDIR Act, over the course of the next year, among other things: (i) the BIF will be merged with the FDIC's Savings Association Insurance Fund creating the Deposit Insurance Fund (the "DIF"); (ii) the $100,000 per account insurance level will be indexed to reflect inflation; (iii) deposit insurance coverage for certain retirements accounts will be increased to $250,000; and (iv) a cap will be placed on the level of the DIF and dividends will be paid to banks once the level of the DIF exceeds the specified threshold.

BANK DIVIDENDS

      The approval of the OCC is required for the payment of any dividend by a national bank if the total of all dividends declared by the board of directors of such bank in any calendar year would exceed the total of: (i) the bank's net income for the current year plus (ii) the retained net income (as defined and interpreted by regulation) for the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock. In addition, a national bank can pay dividends only to the extent of its undivided profits.

      If, in the opinion of a federal banking agency, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the institution, could include the payment of dividends), the agency may require that such institution cease and desist from such practice. The OCC and the FDIC have indicated that paying dividends that would deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound practice. Moreover, under the Federal Deposit Insurance Act (the "FDIA"), an insured depository institution may not pay any dividend (i) if payment would cause it to become less than "adequately capitalized," or (ii) while it is in default in the payment of an assessment due to the FDIC. Also, the federal banking agencies have issued policy statements that provide that FDIC-insured depository institutions and their holding companies should generally pay dividends only out of their current operating earnings.

CAPITAL ADEQUACY GUIDELINES

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

      As of December 31, 2005, the Bank's ratio of total capital to risk-weighted assets was 10.50%. The Bank's Tier 1 capital to risk-weighted assets was 9.86% and the Bank's Tier 1 capital to average assets was 6.77%.

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

      The Modernization Act and the federal bank regulatory agencies have made various changes to the Community Reinvestment Act. Among other changes, Community Reinvestment Act agreements with private parties must be disclosed, and annual Community Reinvestment Act reports must be made to a bank's primary federal regulator. A bank holding company will not be permitted to become a financial holding company, and no new activities authorized under the Modernization Act may be commenced, by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a "satisfactory" Community Reinvestment Act rating in its latest examination. In 2005, the federal banking agencies adopted less burdensome Community Reinvestment Act requirements for "intermediate--small banks," which are banks with $250 million or more, but less than $1 billion in total assets, including, the Bank, under which such banks will be will be relieved of certain data collection and reporting requirements.

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

      The USA PATRIOT Act of 2001 (the "PATRIOT Act"), designed to deny terrorists and others the ability to obtain anonymous access to the United States financial system, has significant implications for depository institutions, broker-dealers, mutual funds, insurance companies and businesses of other types involved in the transfer of money. The PATRIOT Act, together with the implementing regulations of various federal regulatory agencies, has caused financial institutions such as Bancorp and the Bank to implement additional or amend existing policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activities, currency transaction reporting, customer identity verification and customer risk analysis.

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

      The Sarbanes-Oxley Act of 2002 ("S-O Act") implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoings. The S-O Act's principal provisions presently applicable to Bancorp include: the creation of an independent accounting oversight board; auditor independence provisions which restrict non-audit services that accountants may provide to their audit clients; additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements; the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; an increase in the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the company's independent registered public accounting firm; requirement that companies disclose whether at least one member of the committee is a "financial expert" (as such term will be defined by the SEC) and if not, why not; a prohibition on personal loans to directors and officers, excepts certain loans made by insured financial institutions;disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; mandatory disclosure by analysts of potential conflicts of interest; and a range of enhanced penalties for fraud and other violations.

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

      For a discussion of the costs and effects of compliance with certain state environmental laws on the Bank, please refer to the discussion in Item 3 below relating to the parking lot behind the Bank's main office, which is incorporated herein by reference.

Item 2. Description of Property.

     The Bank owns its main office in Ipswich, Massachusetts, and a parcel to the rear of the main office. In June of 2005, as part of its acquisition of the Boston branch of Atlantic Bank of New York, the bank acquired a ten story building in downtown Boston which houses the branch and loan division. Currently the Boston building is being held for sale. It leases all of its other branches as of December 31, 2005. In addition, the Bank leases several external ATM locations. The Bank owns no other property of significant value.

      The following table summarizes the Bank's respective leases for its nine
(9) branch offices and three (3) ATM locations. Our New Hampshire branch in Newington is located in a Wal-Mart store.

                                             Current Monthly Rental*      Lease Expires       Lease Renewable Until
                                             ----------------------       -------------       ---------------------
Martin St., Essex, MA                               $    8,086                  05/31/09              2019
Main St., Rowley, MA                                       750                  01/31/07               n/a
Newburyport Turnpike, Rowley, MA                         4,323                  05/31/08               n/a
Main St., Gloucester, MA                                 7,127                  09/30/09              2019
State St., Newburyport, MA                               3,219                  03/31/06              2011
Massachusetts Avenue, Cambridge, MA                      8,544                  03/31/09              2024
Cabot Street, Beverly, MA                                4,307                  04/16/09              2024
Orchard View Road, Londonderry, NH                       6,242                  09/30/11              2026
Woodbury Avenue, Newington, NH(1)                        2,250                  03/30/06               n/a
Hanover Street, Portsmouth, NH(2)                        3,028                  03/27/17              2027
Essex Road, Ipswich, MA                                    300                  10/31/09              2014
High Street, Ipswich, MA                                   300                  02/15/10              2015
Eastern Avenue, Gloucester, MA                           1,000                  06/30/06              2019

TOTAL                                               $   49,476
                                                    ==========

* Including current monthly prorations for taxes, insurance, and maintenance, as applicable.

      (1)   The Newington, New Hampshire branch closed on March 24, 2006.
      (2) The Portsmouth, New Hampshire branch will be open for business on March 27, 2006.

      The Bank also leases its Operations Center located in Essex, Massachusetts for $5,661 per month. This lease expires on May 31, 2009, and is renewable until May 31, 2019.

      The Bank also leases a Loan Production Office (LPO) location in Portsmouth, New Hampshire. The lease is on a month to month basis and will be closed upon the opening of the new Portsmouth branch anticipated to be in early 2006.

      In the opinion of management, all properties occupied by the Bank are in good condition and, are adequate at present, and for the foreseeable future, for their current and contemplated purposes, and are adequately covered by insurance.

Item 3. Legal Proceedings.

      Except as described below, Bancorp is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business that, in the aggregate, involved amounts believed by management to be immaterial to the financial condition and operations of Bancorp.

31-33 State Street Repairs

      On December 7, 2005, the Company was served with a Violation Notice by the City of Boston Inspectional Services Department concerning unsafe maintenance and areas of exterior spalling of masonry with respect to the building owned by the Company's wholly owned subsidiary, First Ipswich Realty Company, LLC ("Realty LLC") at 31-33 State Street, Boston, Massachusetts. Realty LLC is listed as a defendant in the civil action now pending before the Boston Housing Court. Realty LLC has entered into negotiations with the City concerning remedial actions required to bring the building facade into compliance with the Massachusetts State Building Code and a tentative agreement has been reached in principle with respect to the timeframe for the completion of the repairs. Realty LLC believes, that if all of the repairs are made in a timely manner, consistent with the agreement reached in principle, no further action will be taken by the City and that the complaint will be dismissed. Realty LLC has, as of this date, performed certain remedial work to eliminate what are believed to be emergency repairs and expects to award a contract with respect to the remaining repair work on or before March 24, 2006. It is expected that the remaining repair work will commence in the spring of 2006 and be completed within eight months of commencement, depending upon the weather, labor disputes, casualty, and other causes beyond the control of Realty LLC.

Environmental Compliance and the Bank's Parking Lot

      The parking lot (the "Property") behind the Bank's main office has been found to contain contamination that is characteristic of coal tar and oil. The Property and surrounding area were used in the early 1900s as a coal gasification facility, steam laundry company, and paint shop. The Property is divided into several lots, three of which are owned by the Bank, and two of which are owned by the Town of Ipswich, Massachusetts (the "Town"). The Bank and the Town (the "Owners") are jointly and severally liable for environmental compliance and remediation of the Property. As has been the practice to date, the Owners plan to continue to split evenly such costs.

      In 1996, the Owners filed a Downgradient Property Status ("DPS") Submittal with the Massachusetts Department of Environmental Protection (the "DEP") (the "DPS Submittal"). The Owners asserted in the DPS Submittal that contaminants migrated to the Property from an upgradient source. The DPS Submittal also included an opinion by the Licensed Site Professional ("LSP") indicating that the source of contamination did not originate at the Property. The Bank accrued $50,000 in its December 31, 1996 financial statements as a contingency for possible expenses related to the contamination of the Property. For the next eight years, the Owners did not hear back from the DEP.

      By letter dated July 26, 2004, the DEP notified the Owners that the DEP conducted a file review audit of the DPS Submittal, which led the DEP to conclude that the Owners had failed to provide sufficient information to support a finding of DPS. In the same letter, the DEP informed the Owners that it considered them Potentially Responsible Parties with liability under Massachusetts law, and that this liability is joint and several. Enclosed with the letter and dated as of the date of the letter was a Notice of Audit Findings and Notice of Noncompliance ("NOAF/NON") in which the DEP stated that the Owners had not met the requirements of "Downgradient Property Status" for which they applied in 1996, and therefore that DPS was terminated. The NOAF/NON required the Owners to correct the cited noncompliance by submitting a revised DPS Submittal or taking other action as may be required under the Massachusetts Contingency Plan by September 24, 2004.

      Following the issuance of the NOAF/NON, the Owners communicated with the DEP on several occasions by telephone and written correspondence seeking an extension of the deadline and a meeting with DEP personnel to clarify issues relating to the Property. These communications began before the September 24, 2004 deadline and continued for several months thereafter. The Owners did not receive any response from the DEP until July, 2005.

      By letter dated July 28, 2005, the DEP notified the Owners of the requirement to remediate the Property, and invited them to participate in an enforcement conference with the DEP in an effort to reach a negotiated settlement of the matter.

      On November 9, 2005, the DEP and the Owners entered into an Administrative Consent Order ("Consent Order"). As provided in the Consent Order, the Owners agreed to take the following action:

      1.    By no later than January 31, 2006, the Owners agreed to submit:
            a. A Phase I Completion Statement ("Phase I Report") and a Tier Classification Submittal; or
            b.    A revised DPS Submittal; or
            c.    A Response Action Outcome ("RAO") Statement.
      2. Pay to the Commonwealth of Massachusetts all annual compliance assurance fees, as they are billed and become due.
      3. Pay to the Commonwealth of Massachusetts a $5,000 penalty ($2,500 each) within 30 days of the Consent Order, and pay an additional $7,500 penalty if the Owners violate any provision of the Consent Order or certain regulations cited therein.

      The Owners have paid the $5,000 penalty. Following the advice of the LSP, the Owners filed a Phase I Report and a Tier Classification Submittal with the DEP in accordance with the Consent Order on January 31, 2006.

      The impact to the Bank of submitting a Phase I Report instead of a revised DPS Submittal is that the Bank and the Town now need to take additional steps with respect to the Property. On January 31, 2006, the LSP advised the Owners of the tasks that conceptually remain to achieve either a temporary or permanent solution acceptable to the DEP, which is described as "closure." A temporary solution involves the continuation of the present use of the Property. The LSP also indicated to the Owners that he believes that they will be successful in achieving temporary closure of the Property, and that the costs of temporary closure will be limited in light of the fact that the Owners intend to leave the Property as a parking lot.

      "Closure" is the process by which a contaminated disposal site achieves a condition of "No Significant Risk," as defined by Massachusetts laws and regulations. To achieve either a temporary or permanent closure of the Property, the Owners will need to commission a Phase II Investigation of the Property as well as certain risk characterization assessments to be completed by the LSP. In addition, a permanent or temporary closure document will need to be filed with the DEP. The LSP estimates the costs for these tasks to be approximately $105,000, for which it is anticipated that the Owners will share equally. If the Owners pursue a temporary closure of the Property, the LSP has advised the Owners that they will be responsible for paying annual compliance fees to the DEP and that they will need to have environmental testing of the Property conducted every five years to support the continued applicability of a temporary solution. The LSP lacks the information necessary to estimate the costs for a permanent closure of the Property. The LSP anticipates that he will be able to estimate the costs for a permanent closure of the Property following a Phase II Investigation.

      As of December 31, 2005, the balance of the Bank's accrual for expenses related to the parking lot was $36,400. The Bank does not believe that the amount of any additional expense related to this matter will be material.

Item 4. Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2005.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Bancorp's common stock has been quoted on the NASD Over-the-Counter Bulletin Board since August 24, 2004 under the symbol "FIWC." As of March 15, 2006, Bancorp had 381 stockholders of record (excluding the number of persons or entities holding stock in street name through brokerage firms) and 2,219,630 shares of common stock outstanding.

      Prior to August 24, 2004, there was no market for any of Bancorp's securities. The following table sets forth market price and dividend information for Bancorp's common stock for the years ended December 31, 2005 and December 31, 2004. The information for the first and second quarters of 2004 reflects Bancorp's book value, which represents the applicable trading price for Bancorp's stock prior to its public offering of common stock. The information for the third and fourth quarters of 2004 and for the four quarters of 2005 reflects Over-the-Counter Market quotes, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

-----------------------------------------------------------------------------------------------
Fiscal Year Ended                                                               Dividends per
December 31, 2005                   High Price     Low Price    Average Price       share
-----------------------------------------------------------------------------------------------
First Quarter                         $19.50        $15.50         $17.35          $0.0125
-----------------------------------------------------------------------------------------------
Second Quarter                        $16.50        $12.00         $14.81          $0.0125
-----------------------------------------------------------------------------------------------
Third Quarter                         $12.50        $10.75         $11.94          $0.0125
-----------------------------------------------------------------------------------------------
Fourth Quarter                        $13.00        $10.25         $11.45          $0.0125
-----------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------
Fiscal Year Ended                                                               Dividends per
December 31, 2004                   High Price     Low Price    Average Price       share
-----------------------------------------------------------------------------------------------
First Quarter                          $9.08         $8.69          $8.95          $0.0125
-----------------------------------------------------------------------------------------------
Second Quarter                         $8.93         $8.14          $8.57          $0.0125
-----------------------------------------------------------------------------------------------
Third Quarter                         $22.00        $13.00         $18.27          $0.0125
-----------------------------------------------------------------------------------------------
Fourth Quarter                        $19.50        $17.00         $18.50          $0.0125
-----------------------------------------------------------------------------------------------

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

      As of December 31, 2005, Bancorp had not issued any stock options pursuant its stock option plans. For more detailed information regarding Bancorp's option plans and the shares authorized for issuance pursuant to the plans, please see the section entitled "Compensation Pursuant to Stock Option Plans" included under Item 10 of this Annual Report on Form 10-KSB.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Forward-looking statements

      This annual report on Form 10-KSB contains and incorporates by reference "forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act. All statements, other than statements of historical facts, including statements regarding our strategy, effectiveness of investment programs, evaluations of future interest rate trends and liquidity, expectations as to growth in assets, deposits and result of operations, receipt of regulatory approval for pending acquisitions, success of acquisitions, future operations, market position, financial position, and prospects, plans and objectives of management are forward -looking statements. Words such as "believes," "expects," "may," "will," "should," "contemplates," or "anticipates" may also indicate forward-looking statements. There are a number of important factors that could cause Bancorp's actual results to differ materially from those contemplated by such forward-looking statements. These important factors include, without limitation, competitive conditions in the Bank's marketplace generally, the Bank's continued ability to originate quality loans, fluctuations in interest rates including fluctuations which may affect the Bank's interest rate spread, real estate conditions in the Bank's lending areas, changes in the securities or financial markets, changes in loan defaults and charge-off rates, a deterioration in general economic conditions on a national basis or in the local markets in which Bancorp operates, the Bank's continued ability to attract and retain deposits, the risk that difficulties will arise in connection with the integration of the operations of acquired businesses with the operations of Bancorp's banking or investment management businesses, Bancorp's ability to control costs, new accounting pronouncements, and the Bank's continued ability to comply with existing and future regulatory requirements. Bancorp undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Executive Summary

      First Ipswich Bancorp is a nationally chartered commercial financial institution, focused on community banking. Bancorp offers its existing and potential customers a myriad of competitive products and services through an expanding network. Expansion in new markets such as Boston, Cambridge and Beverly, Massachusetts during the past two years, as well as the opening of the Portsmouth, New Hampshire branch on March 27, 2006, is a reflection of our strategic community banking plan. The acquisition of an investment management company at the end of 2004 is part of the strategic plan to offer non traditional banking services and enhance non interest revenue streams. Earnings for the year-ended December 31, 2005 were negative largely due to costs associated with the strategic initiatives completed by the company over the past two years.

      Financial market conditions continue to compress interest margins. As part of management's strategic plan to mitigate this compression, the acquisition of the Boston and Cambridge branches during the past two years has had a positive impact in this area. The Cambridge branch, acquired in April of 2004 had deposits associated with this location amounting to $10.2 million. After an initial runoff, the branches deposits have grown to $13.1 million at December 31, 2005, or an overall increase since the acquisition of 28%. Loan growth since April of 2004 to December of 2005 has grown from $0.00 to $13.2 million at year end 2005. Similarly the Boston branch acquisition in June of 2005 assumed deposits of $21.5 million. At December 31, 2005, deposits at the Boston branch reached $22.8 million, an annualized increase of 12%. More importantly, the Boston branch acquisition added $43 million in new loans.

      Thus as noted previously, management's strategic plan to mitigate the net interest margin compression caused by the current interest rate environment was, and continues to be, to gather commercial deposits as a by product of new commercial loan growth. This was clearly achieved by the acquisition of these two branches over the past two years.

      The Boston acquisition loan growth also eased the net interest margin burden as the shift from investment securities to loans occurred. For 2005 the weighted average rate on the loan portfolio was 6.65% versus a weighted average rate of 3.85% on the Bank's taxable investment securities. The $43 million in new loans acquired replaced a comparable amount of lower yielding securities.

      The Bank's strategic goal of expanding its fee generating business was extremely successful in 2005 with its acquisition of its investment management firm, The de Burlo Group, at the end of 2004. For the first full year of business, this subsidiary contributed $316 thousand of net income to the Company. Management is extremely pleased with these results and continues to pursue similar operations.

      Deposit outflows have had a negative impact on margins during 2005. Although the Boston acquisition increased deposits by $22.8 million, the decision to close the three Wal-Mart in store locations in New Hampshire had a negative impact as deposits at the New Hampshire branches fell by $10.3 million during 2005 from year end 2004 balances.

      Although there was a slight increase in deposit growth ($4 million) and a slight decline in Federal Home Loan Bank borrowings ($3.5 million), the overall rise in interest rates had a significant impact on growth of interest expenses.

      One time expenses occurring in 2005 impacting earnings included the expenses associated with management's decision to close three in store branches which were not profitable. Besides the deposit runoff previously discussed, and costs associated with employee severance packages, the single biggest expense was the $459 thousand in accelerated depreciation of leasehold improvements during the third and fourth quarters of 2005, subsequent to management's decision not to renew these leases.

      Finally, an increase in 2005 in marketing costs of approximately $100 thousand over 2004 can be attributed to the Boston branch acquisition, Wal-Mart branch closings, and the new Portsmouth, New Hampshire branch.

      With all these initiatives now completed, many of the expenses previously mentioned will not recur. Management's strategic decisions to close non profitable branch locations and to increase non interest bearing deposits through commercial loan growth are part of its long term strategy to return the company to a highly profitable institution. Management continues to look for strategic steps to improve profitability by increasing earnings and decreasing expenses.

Critical Accounting Policies

      Critical accounting policies are defined as those that reflect significant judgments and uncertainties, and the application of which could potentially result in materially different results under different assumptions and conditions. Accounting policies considered critical to Bancorp's financial statements include the allowance for loan losses and impairment of investment securities and intangible assets, including goodwill. The methodology for assessing the appropriateness of the allowance for loan losses is considered a critical accounting policy by management due to the degree of judgment involved, the subjectivity of the assumptions utilized, and the potential for changes in the economic environment that could result in changes to the level of the allowance for loan losses considered necessary. Management considers impairment of investment securities and intangible assets to be critical accounting policies because of their materiality to the financial statements and inherent valuation. This valuation involves identification of reporting units and estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions utilized. The valuation of deferred tax assets also requires the exercise of judgment as to determining whether it is more likely than not that tax return benefits will be realized when deferred tax items reverse.

Major Growth Initiatives

      In June 2004, Bancorp issued 300,000 new shares of common stock at a price of $13 per share, raising net proceeds in excess of $3.6 million. Bancorp stock is now quoted under the symbol "FIWC" on the Over-the-Counter Bulletin Board. The purpose of the offering was to pursue the acquisition of an investment advisory firm, support the continued growth and expansion of the retail branch network, and support Bancorp's lending goals and activities.

      In December 2004, Bancorp completed the acquisition of The de Burlo Group. Based in Boston, Massachusetts, The de Burlo Group is an investment advisory firm with approximately $330 million in assets under management. The de Burlo Group offers investment advice to individuals, institutions, and nonprofit organizations, and has built a reputation for providing experienced, successful, and professional investment management services to meet the unique needs of each of its clients. In completing this acquisition, Bancorp has taken a significant step toward diversifying its revenue stream and broadening the array of services that it intends to offer to its customers. As of December 2005, assets under management are approximately $375 million.

      In June 2005, Bancorp completed the acquisition of the Boston branch of the Atlantic Bank of New York and the commercial building in which the Boston branch is located at 33 State Street. The building is a ten-story building with approximately 23,000 square feet. The Bank will occupy approximately 5,000 square feet. Portions of the remaining area are currently leased out to multiple tenants with varying leases. The branch acquisition involved the purchase of approximately $43 million in loans and $21 million in deposits, at an overall cash purchase price of $29 million.

      In June 2005, Bancorp raised $7 million in the issuance of subordinated debentures to First Ipswich Statutory Trust III, a wholly--owned subsidiary of the company. Using interest payments made by the Company, the Trust pays quarterly dividends to its preferred security holders. The annual percentage rate is fixed at 6.01% through July 7, 2010. Subsequent to that date, a floating rate tied to libor plus 1.95% will be in effect until maturity on July 7, 2035. The debentures facilitated the acquisition of the Atlantic Bank of New York transaction previously discussed.

      In December 2005, the remaining $1 million in capital securities were redeemed of First Ipswich Capital Trust I, a wholly owned subsidiary of the company. The original issuance in December of 2000 carried an annual rate of interest payable at 10.0% with a maturity of December 2030. During 2004, $2 million of the original $3 million issued debentures were redeemed. These redemptions were to reduce the level of interest expenses paid out on this subordinated debenture.

      In July 2005, the company determined it would not exercise its lease renewal options for the three Wal-Mart in store branch locations in Salem, Manchester and Newington, New Hampshire. On March 27, 2006 a new full service branch location opened in Portsmouth, New Hampshire.

General

      Bancorp's net income is dependent primarily on its net interest income, which is the difference between the interest income earned on its interest earning assets and interest paid on its interest-bearing liabilities. Net interest income is generated from the interest rate spread between interest earning assets and interest-bearing liabilities and the quantity and mix of such assets and liabilities. Net income is also dependent upon the level of non-interest income, primarily fees, commissions and services charges, and the level of operating expenses such as salaries and occupancy costs.

      The operating results of Bancorp are significantly affected by prevailing economic conditions, competitive factors, and the monetary and regulatory policies of government agencies. Lending activities are primarily influenced by the economics affecting commercial businesses, demand for and supply of housing, competition among lenders, and the level of interest rates.

Financial Markets

      The Federal Open Market Committee (FOMC) continued to increase its Fed Fund target rate during 2005, by increasing the rate eight additional times to 4.25% at year end. The emphasis on inflation containment was cited as a continued primary goal.

      The Bancorp's lending markets which have now expanded to include both the Boston/Cambridge, Massachusetts and the Portsmouth, New Hampshire markets, along with the core Essex County markets continue to demonstrate solid credit quality. Growth in the lending portfolio has increased nearly 100% since year end 2001 (net loans = $117.8 million at 12/31/2001 to $234.6 million at 12/31/2005), with no decline in credit quality during that period of time.

      The retail deposit growth has been concentrated in the higher yielding account types such as Premium Money Markets and short-term Certificates of Deposit. Consumers continue to be cautious and constrain their funds from longer term retail deposit products.

Management of Market Risk and Interest Rate Risk

      Bancorp's most significant form of market risk is interest rate risk, as the significant majority of its assets and liabilities are sensitive to changes in interest rates. Bancorp's interest rate risk management program focuses primarily on evaluating and managing the composition of assets and liabilities in the context of various interest rate scenarios. Factors beyond management's control, such as market interest rate and competition, also have an impact on interest income and interest expense.

      The Bank's exposure to rising rates is significantly impacted by the quantity of short-term borrowings, which re-price within one week of any change in short-term market rates, as well as short duration deposit liabilities, while the benefit to interest income of the re-pricing of adjustable rate and floating rate loans and investment securities is less immediate.

Comparison of Financial Condition at December 31, 2005 versus December 31, 2004

      Total assets increased to $394.4 million at December 31, 2005 from $387.2 million at December 31, 2004. This was an increase of $7.2 million or 1.9%. The acquisition of the Boston location of the Atlantic Bank of New York had a significant impact on the restructuring of the balance sheet of the company.

      Net loans increased $65.7 million or 38.9% to $234.6 million at December 31, 2005. The purchase of $43.3 million in loans from Atlantic Bank of New York on June 28, 2005 represented 66% of loan growth for 2005. The remaining $22.4 million in growth, from effectively same store sales, represented a 13.2% growth for the year. The expansion of the past two years which included the Atlantic Bank of New York's two locations - Boston and Cambridge, along with the opening of the loan production office in Portsmouth, New Hampshire has played a major role in the development of loan growth for the institution. These new markets now represent on a gross loan basis, $58.4 million or 24.7% of the total gross loan portfolio. As part of management's strategic plan to expand to new markets, one of the primary objectives had been to seek out markets that would specifically focus on loan growth. This was based on the recognition that the core Essex County markets would not be sufficient to substantially grow the loan portfolio desired due to the competitive environment and demographic studies.

      The composition of the loan portfolio at year-end has changed significantly since year-end 2004. Commercial real estate loans at $108.4 million and commercial and industrial loans at $43.4 million now represent 64.2% of the gross loan portfolio of $236.4 million at year-end 2005. By comparison at year-end 2004, commercial real estate loans were $60.6 million and, commercial and industrial loans were $19.6 million for a total of $80.2 million, or 47.1%, of the gross loan portfolio of $170.3 million. The average yield of the portfolio improved by 23 basis points to 6.65% for 2005 when compared to 6.42% for 2004.

      The increase in the portfolio has had no impact on the high level of credit quality throughout the entire portfolio. Non-accrual and non-performing loans remained at $0 for the third consecutive year. At year-end 2005, loans past due 90 days and still accruing had reduced to $0 as well.

      The allowance for loan losses was impacted by the acquisition of loans from Atlantic Bank of New York. The allowance requirement for the Boston portfolio acquired in June of 2005 is currently being carried on the books of the Company at the reserve balance acquired from the institution. Management continues to monitor the acquired Boston portfolio separately and will make adjustments to the allowance for loan losses as warranted. The allowance for loan losses as a percent of total loans at year-end stood at 74 basis points, a slight decline from the 79 basis points at year-end 2004. This decline can be attributed to the Boston portfolio acquisition. Management considers the allowance sufficient based upon the high level of credit quality of the portfolio and the historical trends in credit quality over the past several years.

      Total investment balances were also impacted by the acquisition of the Atlantic Bank of New York loan portfolio in June of 2005. Available-for-sale securities on a cost basis declined from $154.7 million at December 2004, to $90.0 million at December 2005. This decline of $ 64.6 million or 42% represents the assets used to acquire the higher yielding loan portfolio from Atlantic Bank of New York. By comparison, the yield for 2005 on the average balance of taxable investment securities was 3.85%. The yield on the average loan balance for 2005 was 6.65%. It has been, and will continue to be going forward, as part of management's strategic plan, to utilize the investment securities portfolio as a facilitator to loan growth. 2005 was a dramatic example of this strategy.

      Management assesses other-than-temporary impairment on a quarterly basis. The accumulated comprehensive loss related to the investment portfolio grew substantially during 2005. The impact of the current interest rate environment, especially on longer-term, mortgage-backed securities, was the primary cause for the increase in this category. It is management's intent to evaluate available-for-sale securities and their fair value status on a regular basis. Monthly cash flow from the investment portfolio is projected to be a source for future loan growth as previously discussed.

      Premises and equipment increased $3.4 million at year end 2005, to $9.2 million. This represents a 59.2% increase. Two major events occurred during 2005 which impacted this category. First, included in the acquisition of the Boston branch of Atlantic Bank of New York, was the ten story building housing the branch and the loan division acquired. The fair value of building and equipment acquired was $4.5 million. The second major event impacting this category was management's decision not to renew the leases of its three Wal-Mart in-store branches in Salem, Manchester and Newington, New Hampshire. Leasehold improvements which were originally being depreciated over an expected 20-year life of each location were accelerated to closure as of December 30, 2005. Thus an additional 15 years of leasehold improvements or approximately $459 thousand were expensed in 2005 and had a significant impact on earnings both in the third and fourth quarters of 2005, as well as for the year as a whole.

Deposits

      Total deposits grew $4.1 million to $258.8 million at December 31, 2005 from 254.8 million at December 31, 2004. This equates to a 1.6% increase for the year. Non-interest bearing deposit average balances grew during 2005 to $46.5 million from $41.7 million in 2004. This $4.8 million increase amounting to an 11.5% increase was a combination of two activities. The acquisition of the Boston branch of Atlantic Bank of New York, and operating account growth from the new loan customer base previously discussed. On a year-end basis non-interest bearing demand deposit balances were $50.7 million at December 31, 2005 versus $41.1 million at year-end December 31, 2004.

      NOW account balances were up slightly at December 31, 2005 to $39.7 million. This was an increase of $2.2 million or 5.9% over 2004 year-end. The average balance for the year was down slightly for this deposit type in the amount of $874 thousand or 2.3%. A similar trend occurred with savings accounts which were also up slightly at December 31, 2005 too $35.9 million from $34.8 million, a 3.2% increase. The low interest rate environment for these products is the primary cause for the minimal growth. It is apparent that customers no longer view checking and savings accounts as interest gathering type accounts.

      On the other hand, Money Market accounts, more specifically, the higher dollar Premium Money Market accounts and shorter-term Certificates of Deposit have become the accounts favored by the depositor. During 2005 the average balance of the institution's money market account grew to $60.8 million from the average balance of $54.2 million for the year 2004. This growth of $6.6 million, or 12.2%, is not reflective in the year-end balances. At December 31, 2005, money market deposits reflect $50.1 million in balances, down $17.8 million from the year-end balance of $67.9 million at December 31, 2004. The inconsistency here was the shift of funds from this account into certificates of deposit. A promotional certificate of deposit special in September of 2005, for the opening of our Boston location garnered deposits in excess of $35 million. A significant transfer of balances internally from the money market customer base to the then higher yielding certificate of deposit was the cause for the decline in money market balances at year-end. With the increase in interest rates over the past year, the retail deposit consumer is transferring funds to whatever product provides the highest yield. Management's strategy is to continue to grow its deposit base through the establishment of new lending relationships as well as evaluating the competitive interest rate environment. Management believes it is less costly to retain its current customer base than to effectively chase new funds. Thus, securing the core deposit base through cross selling its product lines and focusing on the bank's `tag line' -- Investing in Relationships
-- will be the focus on deposit retention and growth.

      To supplement deposit needs for funding loan growth, borrowing on both a short-term and long-term basis from the Federal Home Loan Bank ("FHLB") continues to be a vehicle used. At December 31, 2005, total borrowings were $88.3 million, down $3.5 million from the $91.8 million outstanding at December 31, 2004. The rise in interest rates over the past two years has made this a costly vehicle to utilize. The weighted average rate for short-term borrowings has matched the 200 basis point increase by the Fed during 2005. Longer-term borrowed rates have also, but to a lesser degree risen. It is management's strategy to replace short-term borrowings, with lower yielding deposits, where possible, especially in the current interest rate environment.

      Subordinated debenture balances grew at December 31, 2005 to $13 million from $7 million. In June 2005, the issuance of a $7 million Trust Preferred offering through the company's wholly owned subsidiary -- First Ipswich Statutory Trust III occurred. The annual percentage rate is fixed at 6.01% through July 7, 2010. These funds were used as part of management's strategy to acquire the previously discussed assets of Atlantic Bank of New York. In addition, at December 30, 2005, the remaining $1 million outstanding balance of First Ipswich Capital Trust I was called. Originally issued in December of 2000 with a fixed rate of 10%, it was management's desire to reduce the interest expense attached to this debenture and thus it was called. The net effect of these two transactions was the cause for the $6 million in growth in this category.

      Total stockholders' equity declined $858 thousand or 4.3% from year-end December 31, 2004. The largest component of this decline was the unrealized loss on securities available for sale which amounted to $702 thousand or 81.8% of the total decline. The other components were cash dividends paid to shareholders in the amount of $111 thousand, or 12.9% of the total, and a net loss from operations of $45 thousand, or 5.3% of the total decline.

Comparison of Operating Results for the years Ended December 31, 2005 and December 31, 2004

General

      Operating results are largely determined by the net interest spread on the Bancorp's primary assets (loans and investment securities) and its primary liabilities (retail deposit balances and borrowings from the Federal Home Loan
Bank). Operating income is also dependent upon revenue from non-interest related sources (such as service charges on deposit accounts) and revenue streams from its money management and insurance agency subsidiaries. General and administrative expenses and provisions for the allowance for loan losses represent the primary non interest expense categories.

      The net loss for the year of $45 thousand relates more to the initiatives undertaken during the past two years, previously discussed, than to the net interest spread. Net interest income before provisions for loan losses grew to $11.1 million for year end 2005, compared to $10.8 million for the year ended 2004. This was an increase of $354 thousand or 3.3%. Non-interest income grew by $1.7 million for the year ending 2005, or at a 50.4% increase. Non interest expenses grew by $2.6 million, an 18.5% increase for year ended December 31, 2005.

Interest and Dividend Income

      Total interest and dividend income for the year ended December 31, 2005 rose by $2.6 million or 15.2% to $19.5 million. The primary cause for this increase was the growth in interest and fees on loans, in the amount of $2.9 million or a 27.5% increase to $13.3 million for the year ending December 31, 2005. The addition of the loans acquired from Atlantic Bank of New York at June month-end was the primary source of this increase. Management anticipates continued improvement for 2006 as income related to these loans will be for a full year compared to only six months in 2005. The corresponding decline in interest on investment securities amounted to $329 thousand or 5.2% for the year ended December 31, 2005. As noted, the sale of investment securities for the Boston acquisition from Atlantic Bank of New York in June was the primary cause for the decline in interest income in this category. The average yield on the loan portfolio for the year ended 2005 was 6.65% compared to the average yield on the investment securities portfolio of 3.85%. Thus the shift from the investment securities portfolio to the loan portfolio was advantageous during 2005. Although revenue streams cannot consistently be relied upon, it is management's belief that this shift in assets will have a positive impact on earnings going forward.

Interest Expenses

      Interest expense on interest bearing deposits grew by $380 thousand or 12.9% to $3.3 million for the year ended December 31, 2005. The average cost of funds on total interest-bearing deposits was 1.69% for the year ended December 31, 2005. This compares to an average cost of funds on interest-bearing deposits of 1.53% for the year ended December 31, 2004. The interest expense of borrowings from the Federal Home Loan Bank amounted to $3.94 million for the year ending December 31, 2005 versus $2.39 million in interest expense for the year ending December 31, 2004, an increase of $1.6 million or 65.0%. Although the average balance was up for the year by $18.5 million the average cost on borrowings grew to 3.73% for the year ending 2005 versus 2.74% for the year ending 2004, a 36.1% increase. The comparison of interest expense on interest bearing deposits to borrowings from the Federal Home Loan Bank supports the strategy discussed earlier, which was the reduction of borrowings while increasing deposits especially in the current interest rate environment.

      As noted previously, the net interest income grew by $354 thousand or 3.3%. The current interest rate environment caused the interest rate spread to decline to 2.86% for 2005 compared to 3.00% for 2004. In addition, the net interest margin declined to 3.10% for the year 2005 compared to 3.21% for 2004. Where the increase in net interest income occurred was due to the growth in average interest earning assets. For the year ended December 31, 2005 that balance was $357.8 million compared to $334.9 million for the year ended 2004. This $22.9 million increase, primarily due to the loans acquired in the Boston acquisition, accounted for this increase.

Provision for Loan Losses

      As noted previously, the acquisition of the loan portfolio had an impact on the total balance of the allowance for loan losses. It was also noted that loan growth, exclusive of the Boston acquisition, grew by approximately $22.4 million. The provision expense recorded for the year 2005 associated with this loan growth was $240 thousand or approximately 1.1% of the loan growth. Net charge-offs for the year were $39 thousand, the same net charge-off amount as 2004. The primary account type associated with the net charge-offs was the Bank's MasterCard product. As noted previously, the bank has had a consistently high level of credit quality and minimal, if any, problem loans. Management is satisfied that the allowance level and provisions are appropriate based upon the past several years' activity and the current lending environment.

Non-Interest Income

      Total non-interest income grew by $1.7 million or 50.4% to $5.1 million for the year ended 2005. Three significant activities impacted this category during the year. First, revenues from the new money management firm which was acquired in December 31, 2004 accounted for $1.6 million during 2005. There was no income associated with this revenue stream in 2004 due to the date of acquisition at the end of 2004. The second major impact in this category was the reduction of net security gains from $510 thousand in 2004 to $69 thousand for the year ended 2005. The rise of interest rates previously discussed, impacted market conditions during 2005 which minimized the opportunity within this area. Finally, miscellaneous income contained $193 thousand from rental income received from the tenants at the newly acquired facility in Boston relative to the Atlantic Bank of New York acquisition in June of 2005. There was no corresponding revenue in 2004.

Non-Interest Expenses

      Operating expenses increased $2.6 million for the year ended 2005. The largest component of this category, salaries and employee benefits accounted for $1.5 million of that total increase. Salaries and employee benefits were $8.6 million for the year ended 2005 compared to $7.1 million for the year ended 2004. The acquisition of the money management firm on December 31, 2004, thus having no related expenses recognized in this category for that year, amounted to $834 thousand, or 55.6% of the increase of this category in 2005. In addition, with the acquisition of the Atlantic Bank of New York in June of 2005, there were six months of salaries and employee benefits related to the retail branch staff and loan division staff that were not included in the 2004 balances. Similarly there was the expansion into Portsmouth, New Hampshire with the opening of a loan product office in February of 2005 with no corresponding expenses in 2004. Finally, the determination to close the Wal-Mart branch locations required the development of severance packages for employees at those locations.

      Occupancy and equipment expenses were also significantly impacted by the previously mentioned new initiatives occurring in 2005. This category grew by $866 thousand or 42.2%, to $2.9 million at year end 2005, from approximately $2.1 million at year-end 2004. Costs associated with the Boston building acquired from Atlantic Bank of New York over the last six months of 2005 amounted to approximately $236 thousand. There were no similar costs in 2004. Branches opened in 2004 (Cambridge, Massachusetts in March and Beverly, Massachusetts in May) now had a full year of expenses in 2005. Finally, leasehold improvement amortization for the Wal-Mart stores, was accelerated by $459 thousand due to the decision not to renew the leases for the three locations.

      All other non-interest expenses combined grew at a rate of 4.2% for the year ($4.8 million for 2005 versus $4.6 million for 2004). Marketing related expenses accounted for approximately half of that growth as additional expenses were incurred for the launch of campaigns in Boston, Massachusetts and Portsmouth, New Hampshire.

Income Taxes

      The income tax benefit for the year end 2005 amounted to $296 thousand compared to a benefit of $141 thousand for the year ended 2004. The effective tax benefit rates of 86.8% and 41.7% respectively, reflect the levels of municipal income and dividends received deductions that continue to reduce taxable income levels.

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

      Certain retail strategies were implemented in 2005 to generate deposit growth, particularly in new markets. As a result of significant new deposit funds added at a premium rate from the term deposit special in September 2005 certain investment securities were acquired to generate additional net interest income.

      The principal strategies management utilizes to manage interest rate risk with respect to the loan portfolio is associated with pricing and structure. Although loans originated at relative low points in the interest rate cycle produce lower short-term yields than those originated at higher points in the rate cycle, prepayments into low rates occur more rapidly on higher rate loans as the incentive to refinance is apparent. Bancorp has not positioned itself as a market leader with respect to pricing long-term fixed rate residential mortgages in the current environment. However, Bancorp has and will continue to originate fixed rate loans for its portfolio in order to serve it customers. Additional strategies employed to mitigate loan interest rate risk in this environment includes targeting shorter amortization periods, increasing the frequency of interest rate resets or shortening the period of time until the first interest rate reset date, and encouraging the origination of floating rate loans.

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

      On a quarterly basis, an outside advisor performs financial modeling of the balance sheet using certain industry assumptions. The output from the models, which project the Bank's financial performance over certain periods under certain interest rate environments, are reviewed and analyzed as a basis for targeting certain product structures in the future, as well as commenting on pricing decisions in order to encourage or discourage customer choices.

Liquidity and Capital Resources

      The Bank's primary sources of funds consist of deposits, borrowings, repayment and prepayment of loans and investment securities, sales of securities, maturities and early calls of securities, and funds provided from operations. While scheduled repayments of loans and investment securities are predictable sources of funds, prepayments on loans and investment securities as well as other behavioral variables on certain other balance sheet components are not predictable with certainty. For example, the general level of interest rates, economic conditions, and competition largely influence prepayments on loans and investment securities and the renewal rate on term deposits. The Bank primarily uses its liquidity resources to fund existing and future loan commitments, to fund net deposit outflows, to invest in other interest-bearing assets, to maintain liquidity, and to pay operating expenses.

      The Bank utilizes advances from the FHLB primarily in connection with its management of the interest rate sensitivity of its assets and liabilities, to complement or supplement the volume of retail funding, as well as to selectively capitalize on leverage opportunities. Total advances outstanding at December 31, 2005 amounted to $88.3 million. The Bank's ability to borrow from the FHLB is dependent upon the amount and type of collateral the Bank has to secure the borrowings. Such collateral consists of, but is not limited to, one-to-four family owner-occupied residential mortgage loans and obligations of U.S. Government sponsored enterprises. As of December 31, 2005, the Bank's total borrowing capacity through the FHLB was $114.2 million. The Bank has additional capacity to borrow federal funds from other banks and through such instruments as repurchase agreements utilizing federal agency obligations and mortgage-backed securities as collatral, as well as brokered deposits.

      A major portion of the Bank's liquidity consists of cash and cash equivalents, short-term investments, obligations of U.S. Government sponsored enterprises mortgage-backed securities, and other debt securities. The level of these assets is dependent upon the Bank's operating, lending, and financing activities during any given period. Certificates of deposit, which are scheduled to mature in one year or less, totaled $75.9 million at December 31, 2005. Management's desire to retain such funding and the expected cost to do so significantly drives the amount of such deposits that will remain with the bank at any particular time. On a monthly basis, the Bank currently generates an average of approximately $4 million in cash flow from the loan and investment securities portfolios. These funds are primarily used to either re-invest in new loans and investment securities or utilized in conjunction with the management of the level of deposit balances or borrowed funds.

      At December 31, 2005, Bancorp and Bank continued to exceed all regulatory capital requirements applicable to them. The table below presents the capital ratios at December 31, 2005, for Bancorp and Bank, as well as the minimum regulatory requirements.

                                                                                                Minimum
                                                                                                Capital
                                                                Actual                        Requirements
                                                        Amount             Ratio          Amount              Ratio
                                                    -----------------------------------------------------------------
                                                                          (Dollars in thousands)

Bank:

   Total capital to risk-weighted assets                 $28,512           10.5%          $21,723             8.0%
   Tier 1 capital to risk-weighted assets                 26,773             9.9           10,861              4.0
   Tier 1 capital to average assets                       26,773             6.8           15,807              4.0

Bancorp:

   Total capital to risk-weighted assets                 $29,671           10.9%          $21,786             8.0%
   Tier 1 capital to risk-weighted assets                 21,638             8.0           10,893              4.0
   Tier 1 capital to average assets                       21,638             5.5           15,839              4.0

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

      Lending commitments include commitments to originate loans and to fund unused lines of credit. Bancorp evaluates each customer's creditworthiness to a case-by-case basis. At December 31, 2005 the Bank had $19.6 million of outstanding commitments to originate loans and $42.8 million of unadvanced loan funds and unused lines of credit. The Bank anticipates that it will have sufficient funds available to meet these commitments, though some commitments may expire and many unused lines are not drawn upon.

Business Risks

Our recent acquisitions may result in a write-down of goodwill

      Our financial condition may be negatively impacted by a write-down of goodwill. A substantial portion of the purchase price of the investment management company is allocated to goodwill. Goodwill was also created from the acquisition of the Boston branch in June 2005. If we determine that goodwill is impaired at a future date, we would have to write-down its value.

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

      The Company is subject to review and oversight of several governmental regulatory agencies. Such agencies impose certain guidelines and restrictions, such as capital requirements and lending limits that may impact our ability to compete with other financial service providers who may not be subject to these restrictions. Under regulatory capital adequacy guidelines and other regulatory requirements, we must meet guidelines that include quantitative measures of assets, liabilities, and certain off-balance sheet items, subject to qualitative judgments by regulators about components, risk weightings and other factors. If we fail to meet these minimum capital guidelines and other regulatory requirements, our financial condition would be materially and adversely affected. Our failure to maintain the status of "well capitalized" under our regulatory framework would affect the confidence of our customers in us thus compromising our competitive position.

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

Item 7. Financial Statements.

                                Table of Contents

                                                                            Page
                                                                            ----
        Report of Independent Registered Public Accounting Firm              38

        Consolidated Balance Sheets                                          39

        Consolidated Statements of Operations                                40

        Consolidated Statements of Changes in Stockholders' Equity           41

        Consolidated Statements of Cash Flows                                42

        Notes to Consolidated Financial Statements                           43

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders of First Ipswich Bancorp:


We have audited the accompanying consolidated balance sheets of First Ipswich Bancorp and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Ipswich Bancorp and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Wolf & Company, P.C.

Boston, Massachusetts
March 10, 2006

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2005 and 2004


                                     ASSETS
                                                                     2005           2004
                                                                  ---------      ---------
                                                              (In thousands, except share data)

Cash and due from banks                                           $  11,179      $   8,970
Federal funds sold                                                       82            106
                                                                  ---------      ---------
      Total cash and cash equivalents                                11,261          9,076

Certificates of deposit                                               3,295          3,212
Securities available for sale, at fair value                         88,375        153,987
Securities held to maturity, at amortized cost                       28,769         31,909
Loans, net of allowance for loan losses of $1,739  and $1,340       234,613        168,883
Federal Home Loan Bank stock, at cost                                 6,647          5,590
Federal Reserve Bank stock, at cost                                     774            549
Real estate held for sale                                             4,486             --
Premises and equipment, net                                           4,758          5,806
Goodwill                                                              2,952          1,815
Other intangible assets                                               2,234          1,165
Other assets                                                          6,240          5,188
                                                                  ---------      ---------

                                                                  $ 394,404      $ 387,180
                                                                  =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                          $ 258,860      $ 254,842
Short-term borrowings                                                71,262         66,468
Long-term Federal Home Loan Bank advances                            31,087         37,383
Subordinated debentures                                              13,000          7,000
Other liabilities                                                     1,235          1,669
                                                                  ---------      ---------
           Total liabilities                                        375,444        367,362
                                                                  ---------      ---------

Commitments and contingencies (Notes 11 and 12)

Stockholders' equity:
    Preferred stock, $1.00 par value; 1,000,000 shares
        authorized, none issued                                          --             --
    Common stock, $1.00 par value; 4,000,000 shares
        authorized, 2,240,120 shares issued                           2,240          2,240
    Additional paid-in capital                                        9,936          9,936
    Retained earnings                                                 8,054          8,210
    Accumulated other comprehensive loss                             (1,159)          (457)
    Treasury stock, at cost (20,490 shares)                            (111)          (111)
                                                                  ---------      ---------
           Total stockholders' equity                                18,960         19,818
                                                                  ---------      ---------

                                                                  $ 394,404      $ 387,180
                                                                  =========      =========


The accompanying notes are an integral part of these consolidated financial statements.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     Years Ended December 31, 2005 and 2004

                                                           2005          2004
                                                         --------      --------
                                                  (In thousands, except per share data)
Interest and dividend income:
  Interest and fees on loans                             $ 13,301      $ 10,429
  Interest on debt securities:
    Taxable                                                 4,741         5,316
    Tax-exempt                                                702           757
  Dividends on equity securities                              571           270
  Other interest                                              179           153
                                                         --------      --------
       Total interest and dividend income                  19,494        16,925
                                                         --------      --------

Interest expense:
  Interest on deposits                                      3,317         2,937
  Interest on borrowed funds                                4,335         2,678
  Interest on subordinated debentures                         733           555
                                                         --------      --------
       Total interest expense                               8,385         6,170
                                                         --------      --------

Net interest income                                        11,109        10,755
Provision for loan losses                                     240            45
                                                         --------      --------
Net interest income, after provision for loan losses       10,869        10,710
                                                         --------      --------

Non-interest income:
  Service charges on deposit accounts                       1,321         1,327
  Investment advisory fees                                  1,620            --
  Credit card fees                                            741           691
  Trust fees                                                  472           423
  Non-deposit investment fees                                 310           334
  Gain on securities, net                                      69           510
  Miscellaneous                                               582           116
                                                         --------      --------
       Total non-interest income                            5,115         3,401
                                                         --------      --------

Non-interest expenses:
  Salaries and employee benefits                            8,576         7,085
  Occupancy and equipment                                   2,920         2,054
  Data processing                                           1,120         1,033
  Professional fees                                           978           991
  Credit card interchange                                     500           507
  Advertising and marketing                                   535           434
  Telephone                                                   379           339
  Other general and administrative                          1,317         1,330
                                                         --------      --------
       Total non-interest expenses                         16,325        13,773
                                                         --------      --------

Income (loss) before income taxes                            (341)          338

Benefit for income taxes                                     (296)         (141)
                                                         --------      --------

       Net income (loss)                                 $    (45)     $    479
                                                         ========      ========

Weighted average common shares outstanding:
  Basic                                                     2,220         1,909
                                                         ========      ========
  Diluted                                                   2,220         1,950
                                                         ========      ========

Earnings (loss) per share:
  Basic                                                  $  (0.02)     $   0.25
                                                         ========      ========
  Diluted                                                $  (0.02)     $   0.25
                                                         ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     Years Ended December 31, 2005 and 2004

                                                                              Accumulated
                                                      Additional                 Other
                                             Common     Paid-in    Retained  Comprehensive   Treasury
                                             Stock      Capital    Earnings       Loss         Stock       Total
                                             -----      -------    --------       ----         -----       -----
                                                             (In thousands, except share data)

Balance at December 31, 2003                $ 1,778     $5,894      $ 7,826     $  (119)      $(111)      $ 15,268
                                                                                                          --------
Comprehensive income:
  Net income                                     --         --          479          --          --            479
  Unrealized loss on securities
    available for sale, net of
    reclassification adjustment
    and tax effect                               --         --           --        (338)         --           (338)
                                                                                                          --------
        Total comprehensive income                                                                             141
                                                                                                          --------

Proceeds from issuance of common
  stock (300,000 shares), net                   300      3,304           --          --          --          3,604
Proceeds from exercise of warrrants
  (162,000 shares)                              162        738           --          --          --            900
Cash dividends declared ($.05 per share)         --         --          (95)         --          --            (95)
                                            -------     ------      -------     -------       -----       --------

Balance at December 31, 2004                  2,240      9,936        8,210        (457)       (111)        19,818
                                                                                                          --------
Comprehensive loss:
  Net loss                                       --         --          (45)         --          --            (45)
  Unrealized loss on securities
    available for sale, net of
    reclassification adjustment
    and tax effect                               --         --           --        (702)         --           (702)
                                                                                                          --------
        Total comprehensive loss                                                                              (747)
                                                                                                          --------

Cash dividends declared ($.05 per share)         --         --         (111)         --          --           (111)
                                            -------     ------      -------     -------       -----       --------

Balance at December 31, 2005                $ 2,240     $9,936      $ 8,054     $(1,159)      $(111)      $ 18,960
                                            =======     ======      =======     =======       =====       ========

The accompanying notes are an integral part of these consolidated financial statements.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Years Ended December 31, 2005 and 2004

                                                                    2005           2004
                                                                 ----------     ----------
                                                                      (In thousands)
Cash flows from operating activities:
  Net income (loss)                                              $      (45)    $      479
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Provision for loan losses                                         240             45
      Gain on securities, net                                           (69)          (510)
      Depreciation and amortization of premises and equipment         1,267            706
      Net amortization of securities, including
         certificates of deposit                                        220            829
      Deferred tax provision (benefit)                                   27           (372)
      Derivative fair value adjustments                                (139)            97
      Amortization of intangible assets                                 184             47
      Net change in other assets and other liabilities               (1,139)          (466)
                                                                 ----------     ----------
         Net cash provided by operating activities                      546            855
                                                                 ----------     ----------

Cash flows from investing activities:
  Purchase of certificates of deposit                                    --         (1,178)
  Activity in available-for-sale securities:
       Purchases                                                    (48,115)      (174,494)
       Sales                                                         68,483         84,594
       Maturities, calls and paydowns                                44,002         52,156
  Activity in held-to-maturity securities:
       Purchases                                                         --         (1,476)
       Sales                                                             --          1,116
       Maturities, calls and paydowns                                 3,075          7,595
  Purchase of Federal Home Loan Bank stock                           (1,057)            --
  Purchase of Federal Reserve Bank stock                               (225)           (60)
  Loan originations, net of repayments                              (22,638)       (12,424)
  Additions to premises and equipment, net                             (177)          (864)
  Net cash paid in acquisition of Boston branch                     (29,233)
  Net cash received in acquisition of Cambridge branch                   --          9,572
  Net cash paid in acquisition of the deBurlo Group                      --         (2,126)
                                                                 ----------     ----------
         Net cash provided by (used in) investing activities         14,115        (37,589)
                                                                 ----------     ----------

Cash flows from financing activities:
  Net increase in deposits                                          (16,863)        46,600
  Net change in short-term borrowings                                 4,794          4,214
  Repayment of long-term debt                                        (6,296)       (17,098)
  Proceeds from issuance of subordinated debentures                   7,000             --
  Repayment of subordinated debentures                               (1,000)        (2,000)
  Proceeds from issuance of common stock                                 --          3,604
  Proceeds from exercise of common stock warrants                        --            900
  Cash dividends paid                                                  (111)           (95)
                                                                 ----------     ----------
         Net cash provided by (used in) financing activities        (12,476)        36,125
                                                                 ----------     ----------

Net change in cash and cash equivalents                               2,185           (609)

Cash and cash equivalents at beginning of year                        9,076          9,685
                                                                 ----------     ----------

Cash and cash equivalents at end of year                         $   11,261     $    9,076
                                                                 ==========     ==========

Supplemental disclosures:
  Interest paid                                                  $    8,255     $    6,142
  Income taxes paid, net                                                107             80

The accompanying notes are an integral part of these consolidated financial statements.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2005 and 2004

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Operating Segments

First Ipswich Bancorp (the "Company") is a Massachusetts corporation organized in 1985 primarily to become the holding company of The First National Bank of Ipswich (the "Bank"). The Bank is a federally chartered bank incorporated in 1892 and is headquartered in Ipswich, Massachusetts. The Bank operates its business from offices located in the northeastern and greater Boston areas of Massachusetts and southern New Hampshire. The Bank is engaged principally in the business of attracting deposits from the general public and investing those deposits in residential and commercial real estate loans, and in small business, consumer and credit card loans.

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for the way that public business enterprises report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Generally, financial information is to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Management historically evaluated the Company's performance and allocated resources based on a single segment concept. On December 31, 2004, the Bank completed its acquisition of The de Burlo Group, Inc. (see Note 2). The activities of The de Burlo Group are reflected as a separate operating segment in 2005. (See Note 18.) The Company does not derive revenues from, or have assets located in foreign countries, nor does it derive revenues from any single customer that represents 10% or more of the Bank's total revenues.

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of the Company, the Bank and the Bank's subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company's wholly-owned Trust subsidiaries (see Note 8) are accounted for on the equity method.

Reclassifications

Certain amounts in the 2004 consolidated financial statements have been reclassified to conform to the 2005 presentation.

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of deferred tax assets and the recognition of impairment related to investment securities and intangible assets.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold with original maturities of less than ninety days.

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2005 and 2004, these reserve balances amounted to $4,629,000 and $5,003,000, respectively.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Loans

The Company grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans in Ipswich and surrounding communities. In June of 2005, the Company successfully completed the acquisition of the Boston location of Atlantic Bank of New York. Included in this acquisition was the purchase of approximately $43 million in loans. The ability of the Company's debtors to honor their contracts is dependent upon the real estate and general economic conditions in these areas.

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

The allowance consists of specific, general and unallocated loss components. The specific loss component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. Qualitative factors include (1) economic trends and industry conditions, (2) the levels of and trends in delinquent loans, impaired loans and charge-offs, (3) trends in the volume and terms of loans, (4) effects of changes in underwriting standards, policy exceptions and lending policy, (5) the experience of lending management staff and (6) effects of changes in credit conditions. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specified and general losses in the portfolio. The allowance requirement for the Boston portfolio acquired in June of 2005, is currently being carried on the books of the Company at the reserve balance carried from the acquired institution. Management continues to monitor the acquired Boston portfolio separately going forward and will make adjustments to these reserves as warranted.

Real Estate Held for Sale

Real estate held for sale consists of the land and building acquired in the Boston branch acquisition (see Note 2). This is being carried at its depreciated cost as that is lower than the estimated fair value less selling costs.

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

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill and Other Intangible Assets

Goodwill is associated with the acquisitions of The de Burlo Group and the Boston branch (see Note 2) and is evaluated for impairment on an annual basis. Intangible assets refer to customer relationships acquired in association with The de Burlo Group and core deposit intangibles related to the Cambridge and Boston branch acquisitions which are being amortized on a straight-line basis over their estimated lives. These identified intangible assets will be evaluated for impairment whenever events or changes in circumstances warrant such evaluation.

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

Income Taxes

Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted accordingly through the provision for income taxes. Deferred tax assets are evaluated to determine whether it is "more likely than not" that a tax return benefit would be realized when the deferred items reverse. Evaluation considerations include the availability of historical and projected taxable income to offset the deferred items in the periods they are expected to reverse. To the extent it is determined that it is more likely than not that tax return benefits would not be realized upon the reversal of the deferred items, a valuation reserve is recorded. No valuation reserve was recorded at December 31, 2005 and 2004.

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

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings Per Common Share and Warrants (concluded)

In connection with a private placement offering in 2000, the Company issued exercisable warrants to purchase 162,000 shares of the Company's common stock at $5.56 per share. On December 29, 2004, the warrants were exercised and proceeds received upon exercise amounted to $900,000. For purposes of computing diluted weighted average common shares outstanding, 41,000 additional common shares were assumed issued in 2004 as a result of dilutive warrants outstanding and the assumed repurchase of common stock with the proceeds of the warrants using the treasury stock method. There were no dilutive stock options or awards during 2005.

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

The components of other comprehensive income (loss) and related tax effects are as follows:

                                                        Years Ended December 31,
                                                       -------------------------
                                                           2005         2004
                                                         --------     --------
                                                             (In thousands)

Unrealized holding gains (losses) on
   available-for-sale securities                         $ (1,005)    $     16
Reclassification adjustment for gains
   realized in income                                         (69)        (510)
                                                         --------     --------
Net unrealized losses                                      (1,074)        (494)

Tax effect                                                    372          156
                                                         --------     --------

Net-of-tax amount                                        $   (702)    $   (338)
                                                         ========     ========

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (concluded)

Recent Accounting Pronouncements

Share-Based Payments

In December 2004, the Financial Accounting Standards Board ("FASB") published Statement No. 123 (revised 2004), Share-Based Payment ("SFAS 123(R)" or the "Statement"). SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) is a replacement of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance. The effect of the Statement will be to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. SFAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.

SFAS 123(R) is effective for the Company for fiscal years beginning after December 15, 2005, and is applicable to all employee awards vested, granted, modified, or settled after the effective date. As of the effective date, compensation cost related to the non-vested portion of awards outstanding as of that date would be based on the grant-date fair value of those awards as calculated under the original provisions of Statement No. 123; that is, an entity would not re-measure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date of SFAS 123(R). This Statement is not expected to have a material impact on the Company's consolidated financial statements.

2.    ACQUISITIONS

Boston and Cambridge Branch Acquisitions

On June 24, 2005, the Company completed the acquisition of the Boston branch of the Atlantic Bank of New York at a cash purchase price of $29,335,000. On April 1, 2004, the Company completed the acquisition of the Cambridge branch of the Atlantic Bank of New York at a cash purchase price of $760,000. Core deposit intangible assets recorded from the acquisitions are being amortized on a straight line basis over periods ranging from 5-10 years. The Company is in the process of obtaining a third-party valuation of the Boston core deposit intangible. Accordingly, the allocation of the Boston purchase price is subject to refinement. For the years ended December 31, 2005 and 2004, amortization expense applicable to core deposit intangible assets amounted to $125,000 and $47,000, respectively. All goodwill applicable to the Boston acquisition is expected to be deductible for tax purposes.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

ACQUISITIONS (continued)

Boston and Cambridge Branch Acquisitions (concluded)

The following table summarizes estimated fair values of the assets acquired and liabilities assumed in connection with the Boston and Cambridge branches at the dates of acquisition:

                                                         Boston        Cambridge
                                                        --------       ---------
                                                            (In thousands)
Assets acquired:
   Cash                                                 $    102       $ 10,332
   Loans                                                  43,155             --
   Building and equipment                                  4,527             --
   Core deposit intangible                                 1,253            622
Deposits assumed                                         (20,829)       (10,194)
                                                        --------       --------

Fair value of net assets acquired                         28,208            760

Purchase price                                            29,335            760
                                                        --------       --------

Excess purchase price allocated to goodwill             $  1,127       $     --
                                                        ========       ========

The de Burlo Group

On December 31, 2004, the Bank acquired 100 percent of the outstanding capital stock of The de Burlo Group, Inc. ("de Burlo"), at an initial purchase price of $2,126,000. de Burlo is an investment advisory firm serving the needs of municipalities and individuals throughout the Greater Boston area. The purchase was accounted for using the purchase method of accounting with assets acquired and liabilities assumed recorded at fair value.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Assets acquired:
   Cash and accounts receivable                                         $   311
   Intangible asset applicable to long-term customer contracts              590

Accounts payable assumed                                                   (590)
                                                                        -------

Fair value of net assets acquired                                           311

Purchase price                                                            2,126
                                                                        -------

Excess purchase price allocated to goodwill                             $ 1,815
                                                                        =======

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

ACQUISITIONS (concluded)

The de Burlo Group (concluded)

The intangible asset allocated to long-term customer contracts is being amortized over 10 years on a straight-line basis. For the year ended December 31, 2005, amortization expense was $59,000. All goodwill recorded is expected to be deductible for tax purposes.

For the year ended December 31, 2004 (unaudited), de Burlo recorded revenues of $1,499,000 and operating expenses of $1,017,000. The accompanying consolidated statement of operations for the year ended December 31, 2004 reflects no revenues or expenses from de Burlo's operations, as the transaction closed on December 31, 2004.

3.    SECURITIES

The amortized cost and estimated fair value of securities, with gross unrealized gains and losses, follows:

                                                  December 31, 2005
                                   ---------------------------------------------
                                                  Gross        Gross
                                   Amortized   Unrealized   Unrealized    Fair
                                      Cost        Gains       Losses      Value
                                   ---------   ----------   ----------  --------
                                                    (In thousands)
Securities Available for Sale
-----------------------------
    U.S. Government-sponsored
        enterprise obligations      $ 23,287    $     --     $   (347)  $ 22,940
    Mortgage- and asset-backed
        securities                    64,571          28       (1,342)    63,257
    Corporate bonds                    1,816        (103)       1,713
    Municipal bonds                      369          --          (22)       347
                                    --------    --------     --------   --------
            Total debt securities     90,043          28       (1,814)    88,257

    Marketable equity securities         101          17           --        118
                                    --------    --------     --------   --------

                                    $ 90,144    $     45     $ (1,814)  $ 88,375
                                    ========    ========     ========   ========

Securities Held to Maturity
---------------------------
    U.S. Government-sponsored
        enterprise obligations      $  3,000    $     --     $   (147)  $  2,853
    Municipal bonds                   15,128         150         (374)    14,904
    Mortgage-backed securities        10,641          53         (437)    10,257
                                    --------    --------     --------   --------

                                    $ 28,769    $    203     $   (958)  $ 28,014
                                    ========    ========     ========   ========

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

SECURITIES (continued)

                                                  December 31, 2004
                                   ---------------------------------------------
                                                  Gross        Gross
                                   Amortized   Unrealized   Unrealized    Fair
                                      Cost        Gains       Losses      Value
                                   ---------   ----------   ----------  --------
                                                    (In thousands)
Securities Available for Sale
-----------------------------
  U.S. Government-sponsored
      enterprise obligations        $ 46,054    $     26    $   (191)   $ 45,889
  Trust preferred securities             970           4          --         974
  Mortgage- and asset-backed
      securities                      86,997         254        (697)     86,554
  Corporate bonds                      1,786          --         (40)      1,746
  Municipal bonds                        635          --         (25)        610
                                    --------    --------    --------    --------
        Total debt securities        136,442         284        (953)    135,773
                                    --------    --------    --------    --------

  Money market preferred
      securities                      15,200          --          --      15,200
  Marketable equity securities            84          20          --         104
  Preferred stock - U.S.
      Government-sponsored
      enterprises                      2,956          --         (46)      2,910
                                    --------    --------    --------    --------
        Total equity securities       18,240          20         (46)     18,214
                                    --------    --------    --------    --------

                                    $154,682    $    304    $   (999)   $153,987
                                    ========    ========    ========    ========

Securities Held to Maturity
---------------------------
  U.S. Government-sponsored
      enterprise obligations        $  3,000    $     --    $    (72)   $  2,928
  Municipal bonds                     16,200         229        (331)     16,098
  Mortgage-backed securities          12,709         111        (295)     12,525
                                    --------    --------    --------    --------

                                    $ 31,909    $    340    $   (698)   $ 31,551
                                    ========    ========    ========    ========

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

SECURITIES (continued)

Contractual maturities of debt securities at December 31, 2005 are summarized as follows. Expected maturities will differ from contractual maturities because certain obligors have the right to call debt securities without prepayment penalties.

                                     Available for Sale      Held to Maturity
                                     -------------------   -------------------
                                     Amortized    Fair     Amortized    Fair
                                       Cost       Value       Cost      Value
                                     ---------   -------   ---------   -------
                                                   (In thousands)
Due within 1 year                     $ 9,827    $ 9,716    $    39    $    40
Due after 1 year through 5 years       12,710     12,482      3,160      3,014
Due after 5 years through 10 years      2,566      2,455        559        541
Due after 10 years                        369        347     14,370     14,162
                                      -------    -------    -------    -------
                                       25,472     25,000     18,128     17,757
Mortgage-backed securities,
   amortizing monthly                  64,571     63,257     10,641     10,257
                                      -------    -------    -------    -------

                                      $90,043    $88,257    $28,769    $28,014
                                      =======    =======    =======    =======

For the years ended December 31, 2005 and 2004, proceeds from sales of securities available for sale amounted to $68,483,000 and $84,594,000, respectively. Gross realized gains amounted to $233,000 and $836,000, respectively, and gross realized losses amounted to $127,000 and $78,000, respectively. For the year ended December 31, 2004, proceeds from sales of securities held to maturity amounted to $1,116,000. Gross realized gains amounted to $38,000 from the sale of securities held to maturity. Sales of held-to-maturity securities were made in accordance with generally accepted accounting principles, as such securities had paid down 85% or more of the principal balances. For the year ended December 31, 2005, the Company realized $37,000 in net losses from calls of securities. For the year ended December 31, 2004, the Company realized $14,000 in net gains from calls of securities and recognized an impairment loss of $300,000. The tax provision applicable to these net securities gains amounted to approximately $28,000 and $173,000, respectively.

At December 31, 2005 and 2004, debt securities with an amortized cost of $13,165,000 and $12,673,000, respectively, were pledged to secure treasury tax and loan accounts and repurchase agreements. (See Note 7.)

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

SECURITIES (continued)

Information pertaining to securities with gross unrealized losses, at December 31, 2005 and 2004, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

                                          Less than Twelve Months    Over Twelve Months
                                          -----------------------   --------------------
                                              Gross                   Gross
                                            Unrealized    Fair      Unrealized    Fair
                                              Losses      Value       Losses      Value
                                            ----------   -------    ---------    -------
                                                           (In thousands)
December 31, 2005:
------------------

Securities Available for Sale
-----------------------------
Debt securities:
   U.S. Government-sponsored
      enterprise obligations                  $    35    $ 5,083      $   312    $17,358
   Mortgage-backed securities                     147     15,492        1,195     44,950
   Corporate bonds                                 --         --          103      1,746
   Municipal bonds                                 --         --           22        347
                                              -------    -------      -------    -------
                                                  182     20,575        1,632     64,401
                                              -------    -------      -------    -------

Securities Held to Maturity
---------------------------
U.S. Government-sponsored
   enterprise obligations                          --         --          147      2,853
Muncipal bonds                                     39      1,789          335      5,952
Mortgage-backed securities                         10      1,273          427      6,871
                                              -------    -------      -------    -------
                                                   49      3,062          909     15,676
                                              -------    -------      -------    -------

   Total temporarily impaired securities      $   231    $23,637      $ 2,541    $80,077
                                              =======    =======      =======    =======

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

SECURITIES (concluded)

                                          Less than Twelve Months    Over Twelve Months
                                          -----------------------   --------------------
                                              Gross                   Gross
                                            Unrealized    Fair      Unrealized    Fair
                                              Losses      Value       Losses      Value
                                            ----------   -------    ---------    -------
                                                           (In thousands)
December 31, 2004:
------------------

Securities Available for Sale
-----------------------------
Debt securities:
   U.S. Government-sponsored
      enterprise obligations                  $   191    $35,529      $    --    $    --
   Mortgage-backed securities                     296     37,768          401     20,864
   Corporate bonds                                 40      1,746           --         --
   Municipal bonds                                 --         --           25        610
                                              -------    -------      -------    -------
      Total debt securities                       527     75,043          426     21,474
Preferred stock -  U.S. Government-
   sponsored entities                              46      1,440           --         --
                                              -------    -------      -------    -------
                                                  573     76,483          426     21,474
                                              -------    -------      -------    -------

Securities Held to Maturity
---------------------------
U.S. Government-sponsored
   enterprise obligations                          --         --           72      2,928
Muncipal bonds                                      3        267          328      8,263
Mortgage-backed securities                         --         --          295      9,946
                                              -------    -------      -------    -------
                                                    3        267          695     21,137
                                              -------    -------      -------    -------
      Total temporarily impaired securities   $   576    $76,750      $ 1,121    $42,611
                                              =======    =======      =======    =======

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

At December 31, 2005, multiple debt securities have unrealized losses with aggregate depreciation of approximately 3% from the Company's amortized cost basis. All holdings are investment grade. Management believes that the current unrealized loss position on all of these securities is the result of the current interest rate environment. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, these declines are deemed to be temporary.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

4.    LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of the balances of loans follows:

                                                     December 31,
                                             ---------------------------
                                               2005              2004
                                             ---------         ---------
                                                   (In thousands)
Real estate mortgage loans:
   Commercial                                $ 108,404         $  60,616
   Residential                                  53,690            55,749
   Construction                                 18,918            23,016
   Home equity                                  10,243             9,465
Commercial loans                                43,376            19,627
Consumer loans                                   1,770             1,792
                                             ---------         ---------
      Total loans                              236,401           170,265

Net deferred origination fees                      (49)              (42)
Allowance for loan losses                       (1,739)           (1,340)
                                             ---------         ---------

      Loans, net                             $ 234,613         $ 168,883
                                             =========         =========

Changes in the allowance for loan losses are as follows:

                                               Years Ended December 31,
                                             ---------------------------
                                               2005               2004
                                             ---------         ---------
                                                  (In thousands)
Balance at beginning of year                 $ 1,340            $ 1,334
Provision for loan losses                        240                 45
Allowance from Boston branch acquisition         198                 --
Charge-offs                                      (45)               (44)
Recoveries                                         6                  5
                                             -------            -------

Balance at end of year                       $ 1,739            $ 1,340
                                             =======            =======

There were no impaired or non-accrual loans at or during the years ended December 31, 2005 and 2004.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

5.    PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of premises, leasehold improvements and equipment follows:

                                                          December 31,
                                                  -----------------------------     Estimated
                                                     2005              2004       Useful Lives
                                                  --------------    ------------  ----------------
                                                         (In thousands)
Land                                              $   484            $   484
Buildings and leasehold improvements                5,123              5,077          10-30 years
Equipment                                           3,563              3,506           3-10 years
                                                  -------            -------
                                                    9,170              9,067
Less accumulated depreciation and amortization     (4,412)            (3,261)
                                                  -------            -------

                                                  $ 4,758            $ 5,806
                                                  =======            =======

Depreciation and amortization expense for the years ended December 31, 2005 and 2004 amounted to $1,267,000 and $706,000, respectively.

6.    DEPOSITS

A summary of deposit balances follows:

                                                       December 31,
                                                 -----------------------
                                                   2005           2004
                                                 --------       --------
                                                      (In thousands)
Demand                                           $ 50,734       $ 41,098
NOW                                                39,743         37,505
Regular savings                                    35,875         34,767
Money market deposits                              50,058         67,858
                                                 --------       --------
   Total non-certificate accounts                 176,410        181,228
                                                 --------       --------

Term certificates of $100,000 and over             28,737         25,212
Term certificates less than $100,000               53,713         48,402
                                                 --------       --------
   Total certificate accounts                      82,450         73,614
                                                 --------       --------

                                                 $258,860       $254,842
                                                 ========       ========

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

DEPOSITS (concluded)

A summary of term certificates, by maturity, is as follows:

                                               December 31, 2005                  December 31, 2004
                                          --------------------------       --------------------------
                                                           Weighted                          Weighted
                                                           Average                            Average
                                           Amount            Rate            Amount            Rate
                                          -----------    -----------       ----------       ---------
                                                              (Dollars in thousands)
Within 1 year                             $  75,935            3.47%       $  58,143           2.37%
After 1 year through 3 years                  5,766            3.24           14,640           2.97
After 3 years through 5 years                   749            3.55              831           3.02
                                          -----------                      ----------

                                          $  82,450            3.45%       $  73,614           2.49%
                                          ===========                      ==========

7.    BORROWED FUNDS

Short-term borrowings

Short-term borrowings with original maturities of ninety days or less consist of the following:

                                                December 31, 2005               December 31, 2004
                                            ------------------------       --------------------------
                                                          Weighted                          Weighted
                                                          Average                           Average
                                             Amount         Rate             Amount           Rate
                                            ---------    -----------       ----------       ---------
                                                             (Dollars in thousands)
Securities sold under agreements
   to repurchase                            $  13,920       4.48%          $  11,977          2.54%
Federal Reserve Bank advances                     109       4.00                  98          4.00
Federal Home Loan Bank
   advances                                    57,233       4.38              54,393          2.35
                                            ---------                      ---------

                                            $  71,262       4.40%          $  66,468          2.39%
                                            =========                      =========

Securities sold under agreements to repurchase are funds borrowed from customers on an overnight basis that are secured by obligations of U.S. Government-sponsored enterprises. The amount of securities collateralizing the agreements to repurchase remains in securities and the obligation to repurchase securities sold is reflected as a liability in the consolidated balance sheets.

Federal Reserve Bank of Boston ("FRB") advances represent treasury tax and loan deposits due to the FRB. The interest rate adjusts weekly and certain obligations of U.S. Government-sponsored enterprises have been pledged as collateral to secure the deposits.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

BORROWED FUNDS (concluded)

Long-term Federal Home Loan Bank advances

Federal Home Loan Bank of Boston ("FHLBB") advances are at fixed rates and consist of the following:

                                            Amount at
                                           December 31,              Weighted Average Rate
                                    ------------------------       ------------------------
             Maturity*                2005           2004            2005            2004
---------------------------------   --------       ---------       --------        --------
                                         (In thousands)
                   2008             $ 3,000        $ 3,000           4.49%          4.49%
                   2009               5,000          5,000           5.91           5.91
                   2010               6,000          6,000           4.85           4.85
                   2011              15,250         15,250           4.74           4.74
                   2012                  --          2,500             --           2.69

Amortizing advances, requiring
  monthly principal and interest
  of $112,000 for 2005 and
  $439,000 for 2004                   1,837          5,633           2.54           2.11
                                    -------        -------

                                    $31,087        $37,383           4.80%          4.36%
                                    =======        =======

* Non-amortizing advances are generally callable at future specified dates in accordance with the terms of the individual advances.

The Bank also has an available line of credit with the FHLBB at an interest rate that adjusts daily. Borrowings under the line are limited to 2% of the Bank's total assets. There were no advances outstanding under the line of credit at December 31, 2005 and 2004. All borrowings from the FHLBB are secured by a blanket lien on qualified collateral, defined principally as 90% of the fair value of obligations of U.S. Government-sponsored enterprises and 75% of the carrying value of first mortgage loans on owner-occupied residential property.

8.    SUBORDINATED DEBENTURES

The Company has raised funds through the issuance of subordinated debentures to its wholly-owned subsidiaries, First Ipswich Capital Trust 1 ("Trust 1"), First Ipswich Statutory Trust II ("Trust II"), and First Ipswich Statutory Trust III ("Trust III"). The Trusts have funded the purchases of the subordinated debentures by offering capital securities representing preferred ownership interests in the assets of the Trusts. Using interest payments made by the Company on the debentures, the Trusts pay quarterly dividends to preferred security holders. The Company has the option to defer interest payments on the subordinated debentures for up to five years and, accordingly, the Trusts may defer dividend distributions on the capital securities for up to five years. In addition, the Company may elect to accelerate the maturity dates of the subordinated debentures upon obtaining regulatory approval.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

SUBORDINATED DEBENTURES (concluded)

Subordinated debentures consist of the following:

                                                 December 31, 2005               December 31, 2004
                                             --------------------------      ------------------------
                                                              Interest                      Interest
        Maturity               Issued To        Amount          Rate          Amount          Rate
-------------------------     -----------    -----------      ---------    -----------     ----------
                                                                (Dollars in thousands)

December 2030                  Trust I       $       --          --%       $    1,000       10.00%
September 2032                 Trust II           6,000        5.95(1)          6,000        4.54(1)
July 2035                      Trust III          7,000        6.01(2)             --          --
                                             ----------                    ----------

                                             $   13,000                    $    7,000
                                             ==========                    ==========

(1)   Three-month Libor plus 3.4%; not to exceed 11.9%.
(2)   Fixed through July 7, 2010; Libor plus 1.95% thereafter.

The outstanding trust preferred securities may be included in regulatory Tier 1 capital (see Note 16), subject to a limitation that such amounts not exceed 25% of Tier 1 capital. At December 31, 2005 and 2004, trust preferred securities aggregating $6,706,000 and $6,752,000, respectively, are included in Tier 1 capital. Deferred debt financing costs are being amortized over the life of the debentures. Amortization is accelerated for the portion of such costs that relate to debentures redeemed prior to maturity.

9.    INCOME TAXES

The components of the provision (benefit) for income taxes are as follows:

                                                      Years Ended December 31,
                                                      ------------------------
                                                         2005          2004
                                                      ----------    ----------
                                                          (In thousands)
Current tax provision (benefit):
  Federal                                             $     (409)   $      193
  State                                                       86            38
                                                      ----------    ----------
                                                            (323)          231
                                                      ----------    ----------
Deferred tax provision (benefit):
  Federal                                                     23          (321)
  State                                                        4           (51)
                                                      ----------    ----------
                                                              27          (372)
                                                      ----------    ----------

     Total tax benefit                                $     (296)   $     (141)
                                                      ==========    ==========

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

INCOME TAXES (continued)

The following is a reconciliation of the effective income tax rates and amounts in the consolidated statements of operations with the statutory federal income tax rate and amount:

                                                           Years Ended December 31,
                                               -------------------------------------------------
                                                        2005                      2004
                                               ----------------------     ----------------------
                                                 Amount       Rate          Amount        Rate
                                               ---------    ---------     ---------    ---------
                                                            (Dollars in thousands)

Statutory tax provision (benefit) and rate     $    (116)       (34.0%)   $     115         34.0%
Increase (decrease) resulting from:
   State tax, net of federal tax benefit              59         17.3            (9)        (2.7)
   Dividends received deduction                      (60)       (17.6)          (20)        (5.9)
   Tax exempt income                                (192)       (56.3)         (240)       (71.0)
   Other                                              13          3.8            13          3.9
                                               ---------    ---------     ---------    ---------

Effective tax benefit and rate                 $    (296)       (86.8%)   $    (141)       (41.7%)
                                               =========    =========     =========    =========

The components of the net deferred tax asset, included in other assets, are as follows:

                                                   December 31,
                                            ---------------------------
                                               2005              2004
                                            ---------         ---------
                                                  (In thousands)
Deferred tax assets:
  Federal                                   $   1,593         $   1,170
  State                                           303               269
                                            ---------         ---------
                                                1,896             1,439
                                            ---------         ---------
Deferred tax liabilities:
  Federal                                        (284)             (203)
  State                                           (68)              (37)
                                            ---------         ---------
                                                 (352)             (240)
                                            ---------         ---------

Net deferred tax asset                      $   1,544         $   1,199
                                            =========         =========

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

INCOME TAXES (concluded)

The tax effects of each item that gives rise to deferred tax assets (liabilities) are as follows:

                                                             December 31,
                                                       ----------------------
                                                          2005        2004
                                                       ---------    ---------
                                                           (In thousands)

Net unrealized loss on securities available for sale   $     610    $     238
Limited partnership                                           --           26
Allowance for loan losses                                    648          548
Employee benefit plans                                       320          293
Depreciation and amortization                               (229)        (240)
Write-down of impaired security                               --          102
Alternative minimum tax                                      152           63
Derivative fair value adjustments                             30           73
Core deposit intangible                                       31            6
Goodwill amortization                                        (55)          --
Other, net                                                    37           90
                                                       ---------    ---------

Net deferred tax asset                                 $   1,544    $   1,199
                                                       =========    =========

A summary of the change in the net deferred tax asset is as follows:

                                                     Years Ended December 31,
                                                     -----------------------
                                                       2005          2004
                                                     ---------    ----------
                                                          (In thousands)

Balance at beginning of year                         $   1,199    $      671
Deferred tax benefit (provision)                           (27)          372
Change in deferred tax effect of net unrealized
  loss on securities available for sale                    372           156
                                                     ---------    ----------

Balance at end of year                               $   1,544    $    1,199
                                                     =========    ==========

10.   EMPLOYEE BENEFITS

401(k) Plan

The Bank sponsors a defined contribution 401(k) plan whereby an eligible employee may contribute up to 15% of compensation, and the Bank will make a matching contribution equal to 50% of the first 5% of an employee's compensation contributed to the plan. As of January 1, 2005, the Bank increased its matching contribution to 100% of the first 3% and 50% of the next 2% of an employee's compensation contributed to the plan. Expenses related to the 401(k) plan for 2005 and 2004 were $182,000 and $96,000, respectively.

Supplemental Executive Retirement Plans

During 2004, the Company entered into agreements with certain executive officers which provide supplemental retirement benefits commencing upon retirement. The present value of expected retirement benefits is being accrued over the periods in which the benefits vest to the executive. Expenses attributable to the plans amounted to $116,000 and $195,000 for the respective years ended December 31, 2005 and 2004.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

11.   COMMITMENTS AND CONTINGENCIES

Lease Commitments

As of December 31, 2005, the Company was obligated under noncancelable operating leases for premises and equipment. Minimum rentals due in future periods under these existing agreements are as follows:

                             Year Ending
                             December 31,          Amount
                           ----------------      -----------
                                                (In thousands)

                                2006              $     786
                                2007                    614
                                2008                    572
                                2009                    365
                                2010                    134
                             Thereafter                  85
                                                  ---------

                                                  $   2,556
                                                  =========

Certain leases contain provisions for escalation of minimum lease payments, not included above, that are generally contingent upon increases in real estate taxes and percentage increases in the consumer price index. Total rent expense amounted to $751,000 and $663,000 for 2005 and 2004, respectively.

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

At December 31, 2005 and 2004, the following financial instruments were outstanding for which contract amounts represent credit risk:

                                                             Contract Amount
                                                         ---------------------
                                                            2005       2004
                                                         ---------   ---------
                                                             (In thousands)

Commitments to originate loans                           $  19,640   $  13,479
Unadvanced portions of consumer loans (including
  credit card loans)                                         4,479       4,815
Unadvanced portions of commercial construction loans        16,779      11,309
Unadvanced portions of home equity loans                    10,330       8,964
Unadvanced portions of commercial lines-of-credit           10,169       5,886
Unadvanced portions of residential construction loans          545       1,031
Standby letters-of-credit                                      492         140

13.   DERIVATIVE INSTRUMENTS

Embedded Derivative Instruments

The Bank has purchased certificates of deposit and a corporate bond for which the return is based on the performance of various stock indices. These instruments guarantee a return of principal upon maturity. The investment strategy is to diversify the investment portfolio. The embedded equity index features are separately accounted for as derivative instruments and recorded at fair value with the change in fair value recorded as a component of other income. At December 31, 2005 and 2004, the equity index features had an asset value of $479,000 and $340,000, respectively, which is included in other assets. Changes in the fair value of equity index features are recorded in miscellaneous income and resulted in income of $139,000 for the year ended 2005, and expense of $97,000 for the year ended December 31, 2004.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

14.   RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank has granted loans to related parties amounting to $955,000 and $1,475,000 at December 31, 2005 and 2004, respectively. Related parties include executive officers, directors, principal shareholders, or any associate (including immediate family members) of such persons. During the years ended December 31, 2005 and 2004, total principal payments were $520,000 and $414,000, respectively.

Deposit accounts and securities sold under agreements to repurchase with related parties amounted to $16,271,000 and $12,438,000 at December 31, 2005 and 2004,
respectively.

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

Cash and cash equivalents: The fair value of cash and cash equivalents approximates carrying value.

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

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

FAIR VALUE OF FINANCIAL INSTRUMENTS (concluded)

Long-term Federal Home Loan Bank advances and subordinated debentures: Fair values for long-term borrowings are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

Off-balance-sheet instruments: The fair values of the Company's off-balance-sheet instruments (lending commitments) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreement and the counterparties' credit standing. At December 31, 2005 and 2004, the estimated fair value of off-balance-sheet financial instruments was not material.

The estimated fair values of the Company's financial instruments are as follows:

                                                                         December 31,
                                                  -----------------------------------------------------------
                                                              2005                               2004
                                                  --------------------------      ---------------------------
                                                   Carrying         Fair           Carrying         Fair
                                                    Amount          Value           Amount          Value
                                                  ----------      ----------      ----------      ----------
                                                                          (In thousands)
Financial assets:
  Cash and cash equivalents                       $   11,261      $   11,261      $    9,076      $    9,076
  Certificates of deposit                              3,295           3,295           3,212           3,222
  Securities available for sale                       88,375          88,375         153,987         153,987
  Securities held to maturity                         28,769          28,014          31,909          31,551
  Federal Home Loan Bank stock                         6,647           6,647           5,590           5,590
  Federal Reserve Bank stock                             774             774             549             549
  Loans                                              234,613         236,937         168,883         172,223
  Accrued interest receivable                          1,956           1,956           1,756           1,756
  Derivative assets                                      479             479             340             340

Financial liabilities:
  Deposits                                           258,860         258,331         254,842         255,227
  Short-term borrowings                               71,262          71,266          66,468          66,468
  Long-term FHLB advances                             31,087          31,269          37,383          38,807
  Subordinated debentures                             13,000          12,731           7,000           7,039

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005 and 2004, that the Company and the Bank met all applicable capital adequacy requirements to which they are subject.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

REGULATORY CAPITAL REQUIREMENTS (concluded)

As of December 31, 2005, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company's and the Bank's actual capital amounts and ratios as of December 31, 2005 and 2004 are also presented in the table:

                                                                                                                 Minimum
                                                                                                               To Be Well
                                                                                    Minimum                 Capitalized Under
                                                                                    Capital                 Prompt Corrective
                                                         Actual                   Requirements              Action Provisions
                                                -------------------------    -----------------------    --------------------------
                                                  Amount         Ratio         Amount        Ratio          Amount         Ratio
                                                ------------    ---------    -----------    --------    ---------------   --------
                                                                             (Dollars in thousands)
December 31, 2005:

Total capital to risk weighted assets:
  Bank                                            $28,512         10.5%       $21,723         8.0%           $27,154       10.0%
  Consolidated                                     29,671         10.9         21,786         8.0                N/A        N/A

Tier 1 capital to risk weighted assets:
  Bank                                             26,773          9.9         10,861         4.0             16,292        6.0
  Consolidated                                     21,638          8.0         10,893         4.0                N/A        N/A

Tier 1 capital to average assets:
  Bank                                             26,773          6.8         15,807         4.0             19,759        5.0
  Consolidated                                     21,638          5.5         15,839         4.0                N/A        N/A

December 31, 2004:

Total capital to risk weighted assets:
  Bank                                            $24,781         11.2%       $17,651         8.0%           $22,064       10.0%
  Consolidated                                     25,616         11.6         17,699         8.0                N/A        N/A

Tier 1 capital to risk weighted assets:
  Bank                                             23,441         10.6          8,826         4.0             13,239        6.0
  Consolidated                                     24,027         10.9          8,850         4.0                N/A        N/A

Tier 1 capital to average assets:
  Bank                                             23,441          6.2         15,137         4.0             18,922        5.0
  Consolidated                                     24,027          6.3         15,162         4.0                N/A        N/A

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

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES (concluded)

At December 31, 2005, funds available for the payment of dividends from the Bank to the Company amounted to approximately $2,626,000, and funds available for loans or advances by the Bank to the Company amounted to approximately $2,851,000.

In addition, dividends paid by the Bank or the Company would be prohibited if the effect thereof would cause the Bank's or the Company's capital to be reduced below applicable minimum capital requirements. Accordingly, $21,723,000 of the Company's equity in the net assets of the Bank was restricted at December 31, 2005.

18.   SEGMENT REPORTING

Information about reportable segments and reconciliation of such information to the consolidated financial statements as of and for the year ended December 31, 2005 follows. There were no reportable segments prior to the acquisition of the de Burlo Group, Inc. on December 31, 2004.

                                                                            Investment    Consolidated
                                                            Banking          Advisory       Totals
                                                           ----------      -----------    ------------

Net interest income, after provision for loan losses       $  10,869       $      --      $  10,869
Other revenue: external customers                              3,495           1,620          5,115
Other expenses: external customers                            15,240           1,085         16,325
Income tax expense (benefit)                                    (515)            219           (296)
Net income (loss)                                               (361)            316            (45)
Total assets                                                 391,605           2,799        394,404

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

19.   CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining to First Ipswich Bancorp is as follows:

                                                                    December 31,
                                                              -------------------------
BALANCE SHEETS                                                   2005            2004
--------------                                                ---------       ---------
                                                                  (In thousands)
Assets
------
Cash and cash equivalents with Bank subsidiary                $      20       $      38
Securities available for sale in the form of marketable
  equity securities, at fair value                                  118             104
Investment in common stock of the Bank                           30,780          25,982
Investment in common stock of First Ipswich
  Capital Trust I                                                    --               1
Investment in common stock of First Ipswich
  Statutory Trust II                                                186             186
Investment in common stock of First Ipswich
  Statutory Trust III                                               217              --
Other assets                                                        751             514
                                                              ---------       ---------

    Total assets                                              $  32,072       $  26,825
                                                              =========       =========

Liabilities and Stockholders' Equity
------------------------------------
Subordinated debentures to Trust subsidiaries                 $  13,000       $   7,000
Other liabilities                                                   112               7
                                                              ---------       ---------
  Total liabilities                                              13,112           7,007
Stockholders' equity                                             18,960          19,818
                                                              ---------       ---------

    Total liabilities and stockholders' equity                $  32,072       $  26,825
                                                              =========       =========

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (concluded)

                                                                       Years Ended December 31,
                                                                     --------------------------
STATEMENTS OF OPERATIONS                                                2005           2004
------------------------                                             ----------      ----------
                                                                          (In thousands)
Income:
  Dividends from the Bank                                            $    1,698      $      455
  Interest income                                                            --               7
  Dividends on marketable equity securities                                   4               2
                                                                     ----------      ----------
      Total income                                                        1,702             464
                                                                     ----------      ----------

Expenses:
  Interest on subordinated debentures                                       733             555
  Operating expenses                                                         30              59
                                                                     ----------      ----------
      Total expenses                                                        763             614
                                                                     ----------      ----------

Income (loss) before income taxes and equity in undistributed
  net income (loss) of the Bank                                             939            (150)
Applicable income tax benefit                                               252             207
                                                                     ----------      ----------
Income before equity in undistributed net income (loss)
  of the Bank                                                             1,191              57
Equity in undistributed net income (loss) of the Bank                    (1,236)            422
                                                                     ----------      ----------

Net income (loss)                                                    $      (45)     $      479
                                                                     ==========      ==========

                                                                       Years Ended December 31,
                                                                     ---------------------------
STATEMENTS OF CASH FLOWS                                                2005             2004
------------------------                                             ----------       ----------
                                                                           (In thousands)
Cash flows from operating activities:
  Net income (loss)                                                  $      (45)      $      479
  Adjustments to reconcile net income (loss) to net cash
    provided (used) by operating activities:
      Equity in undistributed net income (loss) of the Bank               1,236             (422)
      Other, net                                                           (144)             (90)
                                                                     ----------       ----------
        Net cash provided by (used in) operating activities               1,047              (33)
                                                                     ----------       ----------

Cash flows from investing activities:
  Investment in the Bank                                                 (6,737)          (2,750)
                                                                     ----------       ----------
        Net cash used in investing activities                            (6,737)          (2,750)
                                                                     ----------       ----------

Cash flows from financing activities:
  Repayment of subordinated debentures                                   (1,000)          (2,000)
  Proceeds from issuance of subordinated debentures                       7,000               --
  Investment in common stock of Statutory Trust III                        (217)              --
  Proceeds from issuance of common stock                                     --            3,604
  Proceeds from exercise of common stock warrants                            --              900
  Cash dividends paid                                                      (111)             (95)
                                                                     ----------       ----------
         Net cash provided by financing activities                        5,672            2,409
                                                                     ----------       ----------

Net change in cash and cash equivalents                                     (18)            (374)

Cash and cash equivalents at beginning of year                               38              412
                                                                     ----------       ----------

Cash and cash equivalents at end of year                             $       20       $       38
                                                                     ==========       ==========

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)


20.   QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

                                               Fourth           Third            Second           First
                                              Quarter          Quarter          Quarter          Quarter
                                             ----------       ----------       ----------       ----------
                                                   (Dollars in thousands, except per share amounts)
Year Ended December 31, 2005

Interest and dividend income                 $    5,334       $    5,149       $    4,565       $    4,446
Interest expense                                  2,499            2,156            1,938            1,792
                                             ----------       ----------       ----------       ----------

Net interest income                               2,835            2,993            2,627            2,654
Provision for loan losses                            55               78               67               40
                                             ----------       ----------       ----------       ----------

Net interest income, after provision
  for loan losses                                 2,780            2,915            2,560            2,614

Gain (loss) on securities, net                       11               (3)              16               45
All other income                                  1,311            1,457            1,133            1,145
Operating expenses                                4,707            4,240            3,701            3,677
                                             ----------       ----------       ----------       ----------

Income (loss) before income taxes                  (605)             129                8              127

Benefit for income taxes                           (276)              (1)              --              (19)
                                             ----------       ----------       ----------       ----------

Net income (loss)                            $     (329)      $      130       $        8       $      146
                                             ==========       ==========       ==========       ==========

Earnings (loss) per share:
Basic                                        $    (0.15)      $     0.06       $       --       $     0.07
                                             ==========       ==========       ==========       ==========

Diluted                                      $    (0.15)      $     0.06       $       --       $     0.07
                                             ==========       ==========       ==========       ==========

Year Ended December 31, 2004

Interest and dividend income                 $    4,369       $    4,397       $    4,061       $    4,098
Interest expense                                  1,693            1,680            1,472            1,325
                                             ----------       ----------       ----------       ----------

Net interest income                               2,676            2,717            2,589            2,773
Provision for loan losses                            45               --               --               --
                                             ----------       ----------       ----------       ----------

Net interest income, after provision
  for loan losses                                 2,631            2,717            2,589            2,773

Gain (loss) on securities, net                     (268)             403              (11)             386
All other income                                    735              730              799              627
Operating expenses                                3,530            3,415            3,519            3,309
                                             ----------       ----------       ----------       ----------

Income (loss) before income taxes                  (432)             435             (142)             477

Provision (benefit) for income taxes               (275)             110             (100)             124
                                             ----------       ----------       ----------       ----------

Net income (loss)                            $     (157)      $      325       $      (42)      $      353
                                             ==========       ==========       ==========       ==========

Earnings (loss) per share:
Basic                                        $    (0.08)      $     0.16       $    (0.02)      $     0.20
                                             ==========       ==========       ==========       ==========

Diluted                                      $    (0.08)      $     0.15       $    (0.02)      $     0.19
                                             ==========       ==========       ==========       ==========

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


                                                               Position                           Director (Officer)
             Name               Age                 (and Principal Occupation)(1)                       since
             ----               ---                 -----------------------------                       -----
Robert R. Borden, III           63            Director (President & CEO, LandVest, Inc.)                 1992
Russell G. Cole                 48            President - Northern Division of Bank (2)                  2004
Timothy R. Collins              42              Director (President, EBSCO Publishing)                   2003
Franz Colloredo-Mansfeld        43      Director (CEO & President, Cabot Properties, Inc.)(3)            1999
John T. Coughlin                57            Director (President, Quinn Brothers, Inc.)                 1996
Dr. C. Russell de Burlo, Jr.    81              President and Chief Executive Officer                    2004
                                                        of The de Burlo Group
Craig H. Deery                  58                         Private Investor                              2005
Edward D. Dick                  55                   President, E.D. Dick Company                        2005
John P. DiIorio, Jr.            43             Senior Vice President - Lending of Bank                   2003
Robin W. Dushman                57           Senior Vice President of The de Burlo Group                 2004
Timothy L. Felter               45       Senior Vice President and Chief Financial Officer of            2006
                                                       Bancorp and the Bank (7)
Stephanie R. Gaskins            66                        Director (retired)                             1995
Donald P. Gill                  51      President of Bancorp and Director, President and Chief           1998
                                                    Executive Officer of the Bank
H.A. Patrican, Jr.              57      Director (President, Ipswich Bay Glass Company, Inc.)            2003
Neil St. John Raymond           62    Chairman of Board of Bancorp and Bank (President, Raymond          1969
                                                         Property Company)(4)
Neil St. John Raymond, Jr.      28     Director (Project Manager, Cabot, Cabot & Forbes)(4)(5)           2003
William J. Tinti                66      Director (Attorney-Tinti, Quinn, Grover & Frey, P.C.)            2002
Peter M. Whitman, Jr.           62          President of Ipswich Capital Investment Corp.,               2003
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

(4)   Mr. Raymond is the father of Mr. Raymond, Jr.

(5) Mr. Raymond, Jr. has held his position with Cabot, Cabot & Forbes since March 2005. Prior to that, Mr. Raymond, Jr. was a Project Manager for Raymond Property Company.

(6) Prior to joining Ipswich Capital Investment Corp. in 2003, Mr. Whitman was an executive with Old Mutual PLC, which firm was acquired by Asset Management Co.

(7) Mr. Timothy Felter joined Bancorp and the Bank on March 20, 2006 as Senior Vice President and C.F.O. of both entities. Prior to joining the Bank, Mr. Felter served in a number of positions at Lawrence Savings Bank from 1990 through 2006, including Chief Financial Officer, Senior Vice President - Lending Division, and Executive Vice President.

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

Item 10. Executive Compensation.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

      The following Summary Compensation Table sets forth the aggregate compensation paid by Bancorp and the Bank on account of services performed during 2005 to the most highly compensated executive officers of Bancorp and the Bank whose aggregate compensation exceeded $100,000.

                                                                                           Other Annual    All Other
Executive and Position(1)                           Year     Salary ($)     Bonus ($)        Comp.($)      Comp.($)(2)
-------------------------                           ----     ----------     ---------        --------      -----------

Neil St. John Raymond, Chairman                     2005     $ 156,000      $     --     $    6,240(3)     $   34,123
                                                    2004       134,015        20,000          3,552(3)        117,824
                                                    2003        77,625        20,000          1,911(3)             --
Donald P. Gill, President and CEO                   2005       234,000            --         14,128(4)         81,985
                                                    2004       216,547       159,062         10,594(4)         77,162
                                                    2003       184,957        35,000          9,012(4)             --
Peter M. Whitman, Jr., President of Ipswich         2005       190,000           441          7,600(3)             --
  Capital Investment Corporation
                                                    2004       180,250        14,800             --                --
                                                    2003       175,000(5)         --             --                --
John P. DiIorio, Jr., SVP and Senior Lender         2005       150,000           514          6,000(3)             --
                                                    2004       115,673        15,000          3,267(3)             --
                                                    2003        95,770        15,000          2,252(3)
Michael J. Wolnik, Former Treasurer, SVP            2005       140,144            --          4,358(3)
  and CFO                                           2004       120,000        20,000          3,500(3)             --
                                                    2003       112,988        28,000          2,988(3)             --
Russell G. Cole, President - Northern Division      2005       125,000           436         10,632(6)             --
                                                    2004       125,000(6)         --            533(6)             --
                                                    2003            --            --             --                --

(1) Messrs. Raymond and Gill hold the indicated offices for both Bancorp and the Bank. Mr. Whitman holds the indicated office with a Bank subsidiary and Mr. Cole holds the indicated office with the Bank.

(2) Represents amounts accrued in accordance with Supplemental Executive Retirement Plans.

(3)   Amounts related to 401(k) plan matching contributions.

(4) Amount related to car allowance, 401(k) plan matching contributions and life insurance premiums.

(5) Mr. Whitman joined Ipswich Capital in 2003. Salary shown represents his annualized salary.

(6) Mr. Cole joined the Bank in November of 2004. Salary shown represents his annualized salary. Other annual compensation represents a car allowance, and 401(k) plan matching contributions.

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

      The Bank has entered into change in control agreements with Mr. Russell G. Cole, President of the Northern Division of the Bank, and with Mr. John P. DiIorio, Jr., Senior Vice President of the Bank. Mr. Cole's agreement provides for the payment of two years of severance pay if he is terminated within twelve months following a "change in control" of the Bank (as defined in the severance agreement) for any reason other than on account of "cause" (as defined in the severance agreement) or on account of death, disability or retirement. Mr. DiIorio's agreement is similar to Mr. Cole's except that it provides for the payment of one year of severance pay. While employed by the Bank and for the period of the severance payments thereafter, Mr. Cole and Mr. DiIorio may not
(i) solicit or induce any employee of the Bank or any subsidiary or affiliate of the Bank to leave his or her employment, or (ii) compete with the Bank or any subsidiary or affiliate of the Bank in any city or town in which the Bank or any subsidiary or affiliate operates, or within any contiguous city or town.

      On October 24, 2005, Bancorp, the Bank, and Michael J. Wolnik, a former Senior Vice President, Treasurer and Chief Financial Officer of Bancorp and the Bank, entered into an Employment Separation Agreement. Under the terms of the Agreement, Mr. Wolnik agreed to provide consulting services to Bancorp, the Bank and all of their direct and indirect subsidiaries (together "Ipswich") from the date of the Agreement through December 31, 2005. The Agreement also provided that Mr. Wolnik would continue to receive his base salary and group insurance benefits through December 31, 2005.

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

      The audit committee is comprised of Messrs. Borden, Collins, Colloredo-Mansfeld and Ms. Gaskins. Mr. Colloredo-Mansfeld has been designated by Bancorp's Board of Directors as an "audit committee financial expert" and is "independent" (as each such terms are defined in Item 401(e)(2) of Regulation S-B and in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, respectively). Mr. Colloredo-Mansfeld has been the President of Cabot Properties, Inc. since 2002. From 1997-2001, Mr. Colloredo-Mansfeld served as the Chief Financial Officer of the Cabot Industrial Trust. He was a Senior Engagement Manager of McKinsey & Company, Inc. from 1992 through 1996. He previously worked for the Deutsche Bank real estate investment group in 1992 and was a Robert Bosch Fellow at the German Central Bank (Bundesbank) in Frankfurt, Germany in 1991. He was also an investment banker with Merrill Lynch & Co. from 1986 through 1989, where he specialized in mergers and acquisitions. Mr. Colloredo-Mansfeld is a graduate of Harvard College and Harvard Business School.

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

DIRECTORS' COMPENSATION

      Directors are paid an annual fee of $2,500. For each board meeting attended, a director receives $500. Each director who serves on the loan/credit committee, trust committee, asset/liability committee, compensation, executive committee or audit committee receives $200 for each meeting attended. Directors will also be eligible to receive options under the directors' plan.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The following table and related notes set forth certain information as of March 2, 2005 with respect to all persons known to Bancorp to be the beneficial owner of more than 5% of its outstanding common stock:

                         Name and Address of                 Amount and Nature of
Title of Class           Beneficial Owner(1)                 Beneficial Ownership    Percent of Class
--------------           -------------------                 --------------------    ----------------
 Common Stock            Joseph A. Brear, Jr., Trustee,           338,720                15.26%
                         Raymond  Children's Trust 1981
                         c/o Craig and Macauley, PC
                         600 Atlantic Avenue
                         Boston, MA 02210(2)

 Common Stock            Neil St. John Raymond                    990,380                44.62%
                         34 Heartbreak Road
                         Ipswich, MA 01938(3)

 Common Stock            CEDE & Co.                               409,620                18.45%
                         c/o Depository Trust Company
                         55 Water Street
                         New York, NY 10014

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

(2) 330,720 shares held by Joseph A. Brear, Jr., Trustee, Raymond Children's Trust 1981 have been pledged to secure certain obligations.

(3) 988,069 shares of Mr. Raymond's common stock have been pledged to secure certain of his obligations. Should Mr. Raymond default in the performance of such obligations, a change in control of Bancorp could result.

      The following table and related notes set forth information as of March 2, 2006 regarding the beneficial ownership of Bancorp's common stock by each of Bancorp's and the Bank's Directors, and by all of Bancorp's and the Bank's executive officers and directors as a group.

                                                                         Amount and Nature of
  Title of Class          Name and Address of Beneficial Owner(1)        Beneficial Ownership    Percent of Class
  --------------          ---------------------------------------        --------------------    ----------------
Common Stock                        Neil St. John Raymond,
                                    Chairman of the Board                   990,380                  44.62%
Common Stock                   Robert R. Borden, III, director               29,920                   1.35
Common Stock                     Russell G. Cole, President -
                                      Northern Division                         300                      *
Common Stock                     Timothy R. Collins, director                10,293                      *
Common Stock                  Franz Colloredo-Mansfeld, director             13,940                      *
Common Stock                      John T. Coughlin, director                 90,380                   4.07
Common Stock                       Craig H. Deery, director                   7,500                      *
Common Stock                       Edward D. Dick, director                   2,386                      *
Common Stock                 John P. DiIorio, Jr., SVP - Lending                400                      *
Common Stock                    Timothy R. Felter, SVP and CFO                1,000                      *
Common Stock                    Stephanie R. Gaskins, director                9,502                      *
Common Stock               Donald P. Gill, director, President and
                                 CEO of Bancorp and the Bank                  3,670                      *
Common Stock                    H.A. Patrican, Jr. , director                12,864                      *
Common Stock                 Neil St. John Raymond, Jr., director             3,740                      *
Common Stock                      William J. Tinti, director                 11,130                      *
Common Stock                  Peter M. Whitman, Jr., President,
                               Ipswich Capital Investment Corp.               3,500                      *
Common Stock                 All Directors and Executive Officers
                                          as a Group                      1,190,905                  53.65%

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

Item 12. Certain Relationships and Related Transactions.

      Bancorp, through its wholly-owned bank subsidiary, has had, currently has, and expects to continue to have in the future, banking (including loans and extensions of credit) transactions in the ordinary course of its business with its Directors, Executive Officers, members of their families and associates. Such banking transactions have been and are on substantially the same terms, including interest rates, collateral and repayment conditions, as those prevailing at the same time for comparable transactions with others and did not involve more than the normal risk of collectibility or present other unfavorable features. At December 31, 2005, the aggregate outstanding extensions of credit to all directors, officers, principal stockholders and members of their respective immediate families and trusts in which they have a substantial beneficial interest, or as to which they serve as trustee, as a group, were $955,000, an amount which was equal to 5.04% of Bancorp's total capital.

      John T. Coughlin, a director of Bancorp, owns a substantial interest in PMC Realty Trust, the landlord of the Bank's branch in Essex, Massachusetts. The Bank pays PMC Realty Trust $6,352 per month to lease the branch. Further, Gateway Realty Trust, an entity owned by Mr. Coughlin's son, leases the Bank its operations center for $5,661 per month. Gateway II Realty Trust of 1997, an entity also owned by Mr. Coughlin's son, leases the Bank an ATM facility at the Bank's operations center for $1,734 per month. The Bank believes that the terms, conditions and fees charged in its arrangements with PMC Realty Trust, Gateway Realty Trust and Gateway II Realty Trust of 1997 are comparable to those that could be obtained from an unrelated third party.

      William J. Tinti, a director of Bancorp, is also a significant shareholder of Tinti, Quinn, Grover & Frey, P.C., a law firm which provided counsel to the Bank on real estate and lending related matters during 2004 and 2005. The firm received legal fees of approximately $35,000 and $43,000 during the years ended December 31, 2005 and 2004, respectively, for the performance of such services. The Bank believes that the terms, conditions and fees charged in its arrangements with Tinti, Quinn, Grover & Frey, P.C. are comparable to those that could be obtained from an unrelated third party.

Item 13. Exhibits.

Exhibit No.   Description
-----------   -----------

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

3.5           Bylaws of The First National Bank of Ipswich.

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

10.7 Change in Control Agreement of John P. DiIorio, Jr. , incorporated by reference to Exhibit 10.8 to Bancorp's Registration Statement on Form SB-2 (File No. 333-114018).

10.8 Executive Supplemental Retirement Agreement of Neil St. John Raymond, incorporated by reference to Exhibit 10.9 to Bancorp's Registration Statement on Form SB-2 (File No. 333-114018).

10.9 Executive Supplemental Retirement Agreement of Donald P. Gill, incorporated by reference to Exhibit 10.10 to Bancorp's Registration Statement on Form SB-2 (File No. 333-114018).

10.10 Federal Home Loan Bank of Boston Agreement For Advances, Collateral Pledge, and Security Agreement, incorporated by reference to Exhibit 10.11 to Bancorp's Registration Statement on Form SB-2 (File No. 333-114018).

10.11 Employment Agreement of Peter M. Whitman, Jr., incorporated by reference to Exhibit 10.12 to Bancorp's Annual Report on Form 10-KSB filed on March 30, 2005.

10.12 Employment Agreement of Russell G. Cole, incorporated by reference to Exhibit 10.13 to Bancorp's Annual Report on Form 10-KSB filed on March 30, 2005.

10.13 Lease, by and between PMC Realty Trust and The First National Bank of Ipswich, dated June 10, 1999, Lease Amendment, dated October 4, 2001, and letter extending Lease, dated November 5, 2003, incorporated by reference to Exhibit 10.14 to Bancorp's Annual Report on Form 10-KSB filed on March 30, 2005.

10.14         Employment Separation Agreement of Michael J. Wolnik.

13.1 Annual Report to Security Holders for the fiscal year ended December 31, 2005.

14.1 Code of Ethics, incorporated by reference to Exhibit 14.1 to Bancorp's Annual Report on Form 10-KSB filed on March 30, 2005.

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

Item 14. Principal Accountant Fees and Services.

      The firm of Wolf & Company, P.C. served as Bancorp's independent registered public accounting firm for the years ended December 31, 2005 and 2004.

Audit Fees. The aggregate fees billed or to be billed by Wolf & Company, P.C. in connection with the audit of Bancorp's consolidated financial statements for 2005 and 2004, and for reviews of the consolidated financial statements included in Bancorp's Forms 10-QSB for 2005 and 2004, are approximately $102,000 and $86,000, respectively.

Audit Related Fees. The aggregate fees billed by Wolf & Company, P.C. in 2005 in connection with Bancorp's 8-K filing pertaining to the branch acquisition were $6,000. The aggregate fees billed in 2004 in connection with Bancorp's common stock offering and related SB-2 filing were $37,000.

Tax Fees. The aggregate fees billed or to be billed by Wolf & Company, P.C. in connection with tax return preparation and related planning for 2005 and 2004 are $17,000 and $14,000, respectively.

All Other Fees: The aggregate fees billed by Wolf & Company, P.C. in 2005 and 2004 in connection with reviews of controls over information technology were $37,000 and $4,000, respectively.

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


                           FIRST IPSWICH BANCORP

Date: March 31, 2006       By: /s/ Donald P. Gill
                               ---------------------------------------
                               Donald P. Gill
                               President and Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATE                       NAME AND CAPACITY
----                       -----------------

                           /s/ Donald P. Gill
                           -------------------------------------------
March 31, 2006             Donald P. Gill
                           President, Chief Executive Officer, and Director

                           /s/ Timothy L. Felter
                           -------------------------------------------
March 31, 2006             Timothy L. Felter
                           Senior Vice President and Chief Financial Officer

                           /s/ Neil St. John Raymond
                           -------------------------------------------
March 31, 2006             Neil St. John Raymond
                           Chairman of the Board of Directors

                           /s/ Robert R. Borden, III
                           -------------------------------------------
March 31, 2006             Robert R. Borden, III
                           Director

                           /s/ Timothy R. Collins
                           -------------------------------------------
March 31, 2006             Timothy R. Collins
                           Director

                           /s/ Franz Colloredo-Mansfeld
                           -------------------------------------------
March 31, 2006             Franz Colloredo-Mansfeld
                           Director

                           /s/ John T. Coughlin
                           -------------------------------------------
March 31, 2006             John T. Coughlin
                           Director

                           /s/ Stephanie R. Gaskins
                           -------------------------------------------
March 31, 2006             Stephanie R. Gaskins
                           Director

                           /s/ Craig H. Deery
                           -------------------------------------------
March 31, 2006             Craig H. Deery
                           Director

                           /s/ Edward D. Dick
                           -------------------------------------------
March 31, 2006             Edward D. Dick
                           Director

                           /s/ H.A. Patrician, Jr.
                           -------------------------------------------
March 31, 2006             H.A. Patrician, Jr.
                           Director

                           /s/ Neil St. John Raymond, Jr.
                           -------------------------------------------
March 31, 2006             Neil St. John Raymond, Jr.
                           Director

                           /s/ William J. Tinti
                           -------------------------------------------
March 31, 2006             William J. Tinti

SUPPLEMENTAL INFORMATION

      Copies of the Notice of Annual Meeting of Shareholders, Proxy Statement and Proxy for Annual Meeting of Shareholders for the registrant's 2006 annual meeting of shareholders, to be held on April 19, 2006, have been submitted separately as an EDGAR Submission Type CORRESP. Such material is not deemed to be filed with the Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act.