Form 10QSB
period 2006-03-31
FIRST IPSWICH BANCORP /MA
filed 2006-05-12
CIK 885979

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

      For the quarterly period ended March 31, 2006

|_| TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from             to
                                    ------------    ------------

                        Commission File Number 333-114018

                                -----------------

                              First Ipswich Bancorp
        (Exact name of small business issuer as specified in its charter)

                                -----------------

              Massachusetts                               04-2955061
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                 Identification Number)

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

                                -----------------

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES |_| NO |X|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: At April 30, 2006, there were 2,240,120 shares of common stock outstanding, par value $1.00 per share.

      Transitional Small Business Disclosure Format (Check one): YES |_| NO |X|

================================================================================

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES
                                   FORM 10-QSB

                                      Index

                                                                            Page
                                                                            ----

PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets as of March 31, 2006
               and December 31, 2005                                           3

           Consolidated Statements of Operations for the three
               months ended March 31, 2006 and 2005                            4

           Consolidated Statements of Changes in Stockholders'
               Equity for the three months ended March 31, 2006 and 2005       5

           Consolidated Statements of Cash Flows for the
               three months ended March 31, 2006 and 2005                      6

           Notes to Consolidated Financial Statements                          7

Item 2.    Management's Discussion and Analysis                                8

Item 3.    Controls and Procedures                                            20

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                                  21

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds        21

Item 3.    Defaults upon Senior Securities                                    21

Item 4.    Submission of Matters to a Vote of Security Holders                21

Item 5.    Other Information                                                  22

Item 6.    Exhibits                                                           22

           Signatures                                                         23

PART I -- FINANCIAL INFORMATION

ITEM 1. Financial Statements

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (unaudited)
                        (In thousands, except share data)

                                                                        March 31,   December 31,
                                                                           2006         2005
                                                                        ---------    ---------
ASSETS
Cash and due from banks                                                 $  12,687    $  11,179
Federal funds sold                                                          1,045           82
                                                                        ---------    ---------

Total cash and cash equivalents                                            13,732       11,261
                                                                        ---------    ---------

Certificates of deposit                                                     3,316        3,295
Securities available for sale, at fair value                               87,086       88,375
Securities held to maturity, at amortized cost                             27,622       28,768
Federal Home Loan Bank stock, at cost                                       6,647        6,647
Federal Reserve Bank stock, at cost                                           774          774
Loans, net of allowance for loan losses of $1,814 and $1,739              237,728      234,613
Banking premises and equipment, net                                         4,925        4,758
Real estate held for sale                                                   4,486        4,486
Other assets                                                               11,543       11,427
                                                                        ---------    ---------

Total assets                                                            $ 397,859    $ 394,404
                                                                        =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                $ 253,136    $ 258,860
Short-term borrowings                                                      81,532       71,262
Long-term borrowings                                                       30,761       31,087
Subordinated debentures                                                    13,000       13,000
Other liabilities                                                           1,122        1,235
                                                                        ---------    ---------

Total liabilities                                                         379,551      375,444
                                                                        ---------    ---------

Stockholders' equity:
Preferred stock, $1.00 par value; 1,000,000 shares
  authorized, none issued                                                      --           --
Common stock, $1.00 par value; 4,000,000 shares
  authorized, 2,240,120 issued                                              2,240        2,240
Additional paid-in capital                                                  9,936        9,936
Retained earnings                                                           7,843        8,054
Accumulated other comprehensive loss                                       (1,600)      (1,159)
Treasury stock, at cost (20,490 shares)                                      (111)        (111)
                                                                        ---------    ---------

Total stockholders' equity                                                 18,308       18,960
                                                                        ---------    ---------

Total liabilities and stockholders' equity                              $ 397,859    $ 394,404
                                                                        =========    =========

          See accompanying notes to consolidated financial statements.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                      (In thousands, except per share data)

                                                          For the Three
                                                      Months Ended March 31,
                                                     ------------------------
                                                        2006          2005
                                                     ----------    ----------
Interest and dividend income:
   Interest and fees on loans                        $    4,035    $    2,721
   Interest on debt securities:
      Taxable                                             1,061         1,300
      Tax-exempt                                            128           187
   Dividends on equity securities                            99           193
   Other interest                                            47            45
                                                     ----------    ----------
       Total interest and dividend income                 5,370         4,446
                                                     ----------    ----------
Interest expense:
   Interest on deposits                                   1,162           763
   Interest on borrowed funds                             1,234           915
   Interest on subordinated debentures                      224           114
                                                     ----------    ----------
       Total interest expense                             2,620         1,792
                                                     ----------    ----------
Net interest income                                       2,750         2,654
Provision for loan losses                                    --            40
                                                     ----------    ----------
Net interest income, after provision
   for loan losses                                        2,750         2,614
Non-interest income:
   Investment advisory fees                                 444           390
   Service charges on deposit accounts                      284           282
   Credit card fees                                         164           159
   Trust fees                                               103           113
   Rental income                                             90            --
   Non-deposit investment fees                               75           107
   Gain (loss) on sales and calls of
     securities, net                                        (60)           45
   Miscellaneous                                            213            94
                                                     ----------    ----------
       Total other income                                 1,313         1,190
                                                     ----------    ----------
Non-interest expenses:
   Salaries and employee benefits                         2,237         2,081
   Occupancy and equipment                                  710           569
   Professional fees                                        491           217
   Data processing                                          181           179
   Credit card interchange                                   94            96
   ATM processing                                           104            93
   Advertising and marketing                                 87            60
   Other general and administrative                         453           382
                                                     ----------    ----------
       Total operating expenses                           4,357         3,677
                                                     ----------    ----------
Income (loss) before income taxes                          (294)          127
Income tax benefit                                         (111)          (19)
                                                     ----------    ----------
Net income (loss)                                    $     (183)   $      146
                                                     ==========    ==========
Weighted average common shares outstanding:
   Basic                                                  2,220         2,220
                                                     ----------    ----------
   Diluted                                                2,220         2,220
                                                     ----------    ----------
Earnings (loss) per share:
   Basic                                             $    (0.08)   $     0.07
                                                     ==========    ==========
   Diluted                                           $    (0.08)   $     0.07
                                                     ==========    ==========

          See accompanying notes to consolidated financial statements.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                      (In thousands, except per share data)

                                                                                Accumulated
                                                     Additional                   Other
                                           Common     Paid-in      Retained    Comprehensive   Treasury
                                           Stock      Capital      Earnings        Loss         Stock        Total
                                           -----      -------      --------        ----         -----        -----
Balance at December 31, 2004               $2,240      $9,936       $8,210        $(457)        $(111)      $19,818
Comprehensive income:
    Net income                                                         146                                      146
    Unrealized loss on
      securities available for
      sale, net of reclassification
      adjustment and tax effect                                       (635)                                    (635)
                                                                                                            -------
        Total comprehensive loss                                                                               (489)

Cash dividends declared ($.0125
    per share)                                                         (28)                                     (28)
                                           ------      ------       ------      -------         -----       -------
Balance at March 31, 2005                  $2,240      $9,936       $8,328      $(1,092)        $(111)      $19,301
                                           ======      ======       ======      =======         =====       =======
Balance at December 31, 2005               $2,240      $9,936       $8,054      $(1,159)        $(111)      $18,960
Comprehensive loss:
    Net loss                                                          (183)                                    (183)
    Unrealized loss on
      securities available for
      sale, net of reclassification
      adjustment and tax effect                                                    (441)                       (441)
                                                                                                            -------
        Total comprehensive loss                                                                               (624)

Cash dividends declared ($.0125
    per share)                                                         (28)                                     (28)
                                           ------      ------       ------      -------         -----       -------
Balance at March 31, 2006                  $2,240      $9,936       $7,843      $(1,600)        $(111)      $18,308
                                           ======      ======       ======      =======         =====       =======

          See accompanying notes to consolidated financial statements.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                 (In thousands)

                                                               For the Three Months
                                                                   Ended March 31,
                                                                 2006        2005
                                                               --------    --------
Cash flows from operating activities:
   Net income (loss)                                           $   (183)   $    146
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Provision for loan losses                                       --          40
     Loss (gain) on sales and calls of securities, net
     Depreciation and amortization of banking premises
       and equipment                                                176         187
     Net amortization of securities, including                       38          91
       certificate of deposit
     Derivative fair value adjustment                               133         (35)
     Amortization of core deposit intangible                         61          30
     Net change in other assets and other liabilities              (191)       (371)
                                                               --------    --------
         Net cash provided by operating activities                   94          43
                                                               --------    --------
Cash flows from investing activities:
   Activity in available-for-sale securities:
     Purchases                                                   (2,887)    (28,523)
     Sales                                                           --      27,597
     Maturities, calls and paydowns                               3,464       7,764
   Activity in held-to-maturity securities:
     Purchases                                                       --          --
     Sales                                                           --          --
     Maturities, calls and paydowns                               1,066         348
   Purchase of Federal Home Loan Bank stock                          --        (422)
   Loan originations, net of repayments                          (3,115)     (3,749)
   Deposit on branch acquisition                                     --        (500)
   Additions to premises and equipment, net                        (343)         (5)
                                                               --------    --------
         Net cash provided (used) by investing activities        (1,815)      2,510
                                                               --------    --------
Cash flows from financing activities:
   Net decrease in deposits                                      (5,724)    (22,419)
   Net increase in short-term borrowings                         10,270      22,771
   Repayment of long-term borrowings                               (326)     (1,290)
   Cash dividends paid                                              (28)        (28)
                                                               --------    --------
         Net cash provided (used) by financing activities         4,192        (966)
                                                               --------    --------
Net increase (decrease) in cash and cash equivalents              2,471      (1,587)
Cash and cash equivalents at beginning of period                 11,261       9,076
                                                               --------    --------
Cash and cash equivalents at end of period                     $ 13,732    $ 10,663
                                                               ========    ========
Supplemental disclosures:
   Interest paid                                               $  2,620    $  1,792
   Income taxes paid, net                                            27          73
   Due to broker                                                     --       1,499

           See accompanying notes to consolidated financial statements

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (unaudited)

(1) Basis of Presentation and Consolidation

      The accompanying unaudited consolidated financial statements include the accounts of First Ipswich Bancorp (the "Company"), its wholly owned subsidiary The First National Bank of Ipswich (the "Bank"), and the Bank's subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

      These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions for Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the entire year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been omitted. A summary of significant accounting policies followed by the Company is set forth in the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

(2) Stockholders' Equity and Earnings per Share

      Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding for the period. For the three months ended March 31, 2006 and March 31, 2005, the Company had no common stock equivalents. Accordingly, results of the basic and dilutive earnings per share computations are the same.

(3) Commitments

      At March 31, 2006, the Bank had outstanding commitments to originate loans of $6.0 million. Unused lines of credit and open commitments available to customers at March 31, 2006 amounted to $50.9 million, of which $18.3 million related to construction loans, $11.5 million related to home equity lines of credit, $5.4 million related to credit card loans and $15.7 million related to other open commitments.

(4) Segment Reporting

      Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the quarters ended March 31, 2006 and March 31, 2005 is below.

                                                     Investment  Consolidated
                                         Banking      Advisory      Totals
                                         -------      --------      ------
                                              (Dollars in thousands)
March 31, 2006:
Net interest and dividend income        $   2,750           --   $   2,750
Other revenue: external customers             869    $     444       1,313
Net income (loss)                            (278)          95        (183)
Assets                                  $ 395,046    $   2,813   $ 397,859

March 31, 2005:
Net interest and dividend income        $   2,654           --   $   2,654
Other revenue: external customers             800    $     390       1,190
Net income                                     69           77         146
Assets                                  $ 384,485    $   2,712   $ 387,197

ITEM 2. Management's Discussion and Analysis

Forward-looking statements

      This quarterly report on Form 10-QSB contains and incorporates by reference "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, including statements regarding our strategy, effectiveness of investment programs, evaluations of future interest rate trends and liquidity, expectations as to growth in assets, deposits and results of operations, receipt of regulatory approval for pending acquisitions, success of acquisitions, future operations, market position, financial position, and prospects, plans and objectives of management are forward-looking statements. Words such as "believes", "expects," "may," "will," "should," "contemplates," or "anticipates" may also indicate forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those contemplated by such forward-looking statements. These important factors include, without limitation, competitive conditions in the Bank's marketplace generally, the Bank's continued ability to originate quality loans, fluctuation in interest rates including fluctuations which may affect the Bank's interest rate spread, real estate conditions in the Bank's lending areas, changes in the securities or financial markets, changes in loan defaults and charge-off rates, a deterioration in general economic conditions on a national basis or in the local markets in which the Company operates, the Bank's continued ability to attract and retain deposits, the risk that difficulties will arise in connection with the integration of the operations of acquired businesses with the operations of the Company's banking or investment management businesses, the Company's ability to control costs, new accounting pronouncements, and the Bank's continued ability to comply with existing and future regulatory requirements. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Executive Summary

      The Bank is a nationally chartered commercial bank that has focused primarily on originating quality loans and raising consumer and commercial deposits in the markets it serves. The Bank seeks to expand its product offerings to its existing customers, as well as increase its customer base in new markets. Through its acquisitions of the Boston and Cambridge branches of Atlantic Bank of New York, the Bank has initiated the strategic expansion of its geographic footprint into the Boston market. The Bank opened a loan production office in Portsmouth, New Hampshire in the first quarter of 2005, and a full service branch in the same community in April 2006.

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

      The Company is reporting a net loss of $183,000 for the quarter ended March 31, 2006 as compared to net income of $146,000 in the same period of 2005. The Company's loss for the three months ended March 31, 2006 reflects continued pressure on the Company's net interest spread and increased expenses, primarily associated with the Company's growth initiatives. With a zero basis point spread recently between the yields on two- and ten-year treasury bonds, the narrowest spread in five years, net interest income at the Company, and the banking industry in general, continues to be under pressure. Growth of the loan portfolio allowed the Company to maintain its net interest income level for the first quarter of 2006 as compared to the same quarter of 2005. Loan growth was attained through the purchase of the new Boston branch in June 2005. However, salaries and occupancy costs incurred to operate the new branch have had a negative impact on non-interest expenses. In addition, increased professional fees had a negative impact on non-interest expenses. It is expected that net interest income will continue to be under pressure for the remainder of the year. Management continues to look for strategic steps to improve profitability by increasing earnings and decreasing expenses.

Critical Accounting Policies

      Critical accounting policies are defined as those that reflect significant judgments and uncertainties, and the application of which could potentially result in materially different results under different assumptions and conditions. Accounting policies considered critical to the Company's financial statements include the allowance for loan losses and impairment of securities and intangible assets, including goodwill and core deposit intangibles. The methodology for assessing the appropriateness of the allowance for loan losses is considered a critical accounting policy by management due to the degree of judgment involved, the subjectivity of the assumptions utilized, and the potential for changes in the economic environment that could result in changes to the total amount of the allowance for loan losses considered necessary. Management considers impairment of investment securities to be a critical accounting policy because of the impairments' possible materiality to the financial statements and the judgments involved. Management considers impairment of intangible assets to be a critical accounting policy because of their materiality to the balance sheet item and because the estimation of fair values involves a high degree of judgment and subjectivity in the assumptions utilized.

Major Growth Initiatives

      In June 2005, the Company purchased the Boston branch of the Atlantic Bank of New York and the commercial building in which the Boston branch is located at 33 State Street. The branch acquisition involved the purchase of approximately $43 million in loans and approximately $21 million in deposits, at an overall purchase price of $29 million.

      In April 2006, the company opened a full service branch in Portsmouth, New Hampshire. The branch replaced a retail branch in Newington, New Hampshire (closed in March 2006) and a loan production office in Portsmouth. It is expected that the new location in downtown Portsmouth will better be able to meet the financial needs of the Company's New Hampshire and southern Maine customers.


Comparison of Financial Condition at March 31, 2006 versus December 31, 2005

      The structure of the consolidated balance sheet has not changed significantly during the three months ended March 31, 2006. Total assets were $397.9 million at March 31, 2006 as compared to $394.4 million as of December 31, 2005. The increase of assets is primarily due to the growth in net loan balances in the first quarter of 2006. Loan growth and deposit outflows were primarily funded by a higher level of short-term Federal Home Loan Bank (FHLB) advances.

      Total net loan balances were $237.7 million as of March 31, 2006, an increase of $3.1 million, or 1%, from $234.6 million as of December 31, 2005. The Bank's lending activities are focused in northeastern Massachusetts and southern New Hampshire and are diversified by loan types and industries. The Bank continues to focus on originating high quality loans and targeting expansion of its geographic loan footprint.

      Loans increased primarily due to an increase in construction loans to $21.8 million, an increase of $2.9 million, or 15%, from $18.9 million as of December 31, 2005. Commercial real estate loans increased $1.7 million, or 2%, to $110.1 million during the first quarter of 2006. The Company continues to develop business relationships with borrowers and depositors. Intense competition in our marketplace makes it difficult to quickly build these relationships and still maintain the Company's traditional credit and pricing standards.

      The residential loan portfolio grew to $55.2 million from $53.7 million at December 31, 2005. The increase occurred even though the residential real estate market has slowed significantly due to modestly higher long-term interest rates. Long-term fixed rate loans have not been priced aggressively at this point in the economic cycle because the Company does not sell fixed rate residential loans into the secondary market. Credit conditions have continued to be favorable, although new and existing home sales prices and activity has moderated during the past year.

      The following table presents the composition of the Bank's loan portfolio by type of loan at the dates indicated.

                                             March 31, 2006    December 31, 2005
                                             --------------    -----------------
                                                (Dollars in thousands)
       Real estate mortgage loans:
         Commercial                              $ 110,073        $ 108,404
         Residential                                55,350           53,690
         Construction                               21,846           18,918
         Equity lines of credit                      9,073           10,243
       Commercial loans                             41,468           43,376
       Consumer loans                                1,841            1,770
                                                 ---------        ---------
           Total loans                             239,651          236,401
       Net deferred origination fees                  (109)             (49)
       Allowance for loan losses                    (1,814)          (1,739)
                                                 ---------        ---------
           Loans, net                            $ 237,728        $ 234,613
                                                 =========        =========

Asset Quality and Allowance for Loan Losses

      The table below summarizes certain key ratios regarding the quality of the Bank's loan portfolio:

                                                    March 31, 2006   December 31, 2005
                                                         (Dollars in thousands)

Non-accrual loans                                    $       --         $       --
Troubled debt restructurings                                 --                 --
Loans past due 90 days or more and still accruing             9                 --
Non-accrual loans to total loans                             --                 --
Non-performing assets to total assets                        --                 --
Allowance for loan losses as a percentage of
  total loans                                              0.76%              0.74%

      For the three months ended March 31, 2006, the Company recorded a provision for loan losses of $0, charge-offs of $2,000 and recoveries of $77,000. The allowance for loan losses balance was $1,814,000 at March 31, 2006, an increase of $75,000 since December 31, 2005. Management considers the loan loss allowance to be adequate to provide for potential loan losses, though a charge to earnings via a loan loss provision is anticipated in 2006 due to the anticipation of continued loan growth.

      The Company has continued to enjoy a very low level of loan charge-offs and non-accrual loans, and expects to continue to do so. Economic or other external factors, a deterioration in credit quality, or appropriate changes in the reserve estimation process as a result of changes in assumptions, as well as other possible factors, may cause the loan loss reserve balance to be increased in the future, perhaps substantially, through charges to current earnings by increasing the loan loss provision.

      The Company continues to expand its lending into new geographic areas including Greater Boston, MA and Greater Portsmouth, NH. While the Company continues to follow its historical underwriting practices, a higher level of risk is associated with lending in new areas. It is possible that the Company may have to increase the level of the allowance for loan losses as a percentage of total loans in order to adequately reflect the additional risk assumed.

Investment Securities

      Total investment securities balances were $122.1 million as of March 31, 2006, a decrease of $2.4 million, or 2%, from $124.6 million as of December 31, 2005. Investment security calls and principal pay-downs on investment securities of $4.5 million in the first quarter were partially replaced by investment security purchases of $2.9 million, while the remaining proceeds from investment securities sales and calls were utilized to fund loan demand. It is expected that the Company's strategy of using principal paydowns to fund loan demand will continue for the remainder of the year. This strategy is intended to minimize the need to sell securities by using investment cash flows to meet anticipated loan funding projections.

      Investment securities may be sold for a variety of reasons, including, but not limited to, swapping into other investment sectors with greater perceived relative value, neutralizing interest rate risk created by loan, deposit, or borrowed funds activity, and managing the level of qualifying collateral for borrowing purposes.

      The following table presents the composition of the Company's available-for-sale and held-to-maturity securities portfolios at the dates indicated

                                               March 31, 2006        December 31, 2005
                                           ---------------------   ---------------------
                                           Amortized      Fair     Amortized      Fair
                                             Cost         Value      Cost         Value
                                           ---------    --------   ---------    --------
                                                       (Dollars in thousands)
Securities available for sale
Mortgage-backed securities                  $ 63,970    $ 61,983    $ 64,571    $ 63,257
U.S. Government agency obligations            23,283      22,934      23,287      22,940
Corporate bonds                                1,823       1,703       1,816       1,713
Municipal bonds                                  350         345         369         347
                                            --------    --------    --------    --------
     Total debt securities                    89,426      86,965      90,043      88,257
Marketable equity securities                     101         121         101         118
     Total securities available for sale    $ 89,527    $ 87,086    $ 90,144    $ 88,375
                                            ========    ========    ========    ========

Securities held to maturity
U.S. Government agency obligations          $  3,000    $  2,816    $  3,000    $  2,853
Municipal bonds                               14,302      14,019      15,128      14,904
Mortgage-backed securities                    10,320       9,774      10,641      10,257
                                            --------    --------    --------    --------
     Total securities held to maturity      $ 27,622    $ 26,609    $ 28,769    $ 28,014
                                            ========    ========    ========    ========

Deposits

      Deposit balances totaled $253.1 million as of March 31, 2006, a decrease of $5.7 million, or 2%, from $258.9 million as of December 31, 2005. Approximately half of the decrease is due to the maturity of $3 million of brokered CD's; the company did not attempt to immediately replace these deposits. The Bank introduced a premium rate money market account in January 2006. Net growth of $13.2 million in money market accounts offset decreases in all other categories of deposits. Term deposit balances decreased $6.4 million, or 8%, to $76.1 million, as of March 31, 2006 and demand deposit accounts decreased to $44.6 million, at March 31, 2006, from $50.7 million at December 31, 2005. Net deposit outflows were primarily funded by short-term borrowings from the FHLB. Deposit-raising strategies in 2006 will include promotional programs, growth of market-priced savings, money market, and checking balances continues to be targeted. In April 2006, the Bank was successful in raising over $50 million of new certificates of deposit through a special CD promotion. The Company is also hopeful that additional commercial deposits will be generated from its increased lending in new geographic areas.

      The following table summarizes the composition of the Bank's deposit balances at the dates indicated.

                                                     March 31,      December 31,
                                                       2006            2005
                                                     ---------      ------------
                                                       (Dollars in thousands)
Demand                                               $ 44,601         $ 50,734
NOW                                                    35,040           39,743
Regular savings                                        34,190           35,875
Money market deposits                                  63,225           50,058
Term certificates                                      76,080           82,450
                                                     --------         --------
                                                     $253,136         $258,860
                                                     ========         ========

Borrowings

      Total borrowings were $125.3 million as of March 31, 2006, an increase of $9.9 million, or 9%, from $115.3 million as of December 31, 2005. Borrowings were higher than year-end due to the aforementioned net deposit outflows. The growth in borrowings has occurred in short-term maturities.

Stockholder's Equity

      Total stockholder's equity decreased from $19.0 million at December 31, 2005 to $18.3 million as of March 31, 2006 primarily due to an increase in the accumulated other comprehensive loss of $441,000 associated with an unrealized loss, net of tax, on available-for-sale securities, and a net loss of $183,000 for the three months ended March 31, 2006.

Comparison of Operating Results for the Three Months Ended March 31, 2006 and
2005

General

      Operating results are largely determined by the net interest spread on the Company's primary assets (loans and investment securities) and its primary liabilities (consumer deposit balances and FHLB borrowings). Operating income is also dependent upon revenue from non-interest related sources (such as investment advisory fees and service charges on deposit accounts), the provision for loan losses, and the increase or decrease in operating expenses. Operating results are also significantly impacted by general economic conditions; in particular the general level of interest rates and the resultant impact on asset yields and the cost of funds, as well as the ability and willingness of borrowers to fulfill their debt obligations during various economic cycles.

      The net loss for the three months ended March 31, 2006 was $183,000 compared with net income of $146,000 for the three months ended March 31, 2005, a decrease of $329,000. For the three months ended March 31, 2006, net interest income increased $96,000, non-interest income increased $123,000, and operating expenses increased by $680,000.

Interest and Dividend Income

      Total interest and dividend income for the three months ended March 31, 2006 was $5.4 million, which was $924,000 higher than the three months ended March 31, 2005. This increase was primarily due to the change in mix of earning assets. A $65.0 million decrease of average investment securities outstanding during the first quarter of 2006, as compared to the same quarter of 2005, funded a $64.8 million increase in average loans outstanding for the same comparable periods. The increase in average loans outstanding was partially accomplished through the Bank's purchase, in June 2005, of the Boston branch of the Atlantic Bank of New York. The average yield on loans during the first quarter of 2006 was 6.96% as compared to the 4.26% average yield earned on the investment portfolio during the same period.

Interest Expense

      Interest expense was $2.6 million for the quarter ended March 31, 2006; this is an $828,000 increase over the same quarter of 2005. Much of the increase is attributable to higher short-term market rates that have continued to increase and significantly impact the Bank's funding of liabilities with short maturities.

      Interest expense on interest-bearing deposits for the three months ended March 31, 2006 increased by $399,000 to $1.2 million as compared to the three months ended March 31, 2005. This increase was primarily due to an increase in the average rate paid for interest-bearing liabilities. The average rate paid on deposits increased from 1.53% in the first quarter of 2005 to 2.27% in the first quarter of 2006. The Bank's average interest-bearing deposit balances for the three months ended March 31, 2006 totaled $207.7 million, an $8.6 million increase as compared to the three months ended March 31, 2005. A shift of average deposit balances from lower costing money market accounts to higher costing certificates of deposit also contributed to the increase in average rate paid for interest-bearing deposits.

      Interest expense on borrowed funds for the quarter-ended March 31, 2006 increased by $429,000 to $1.5 million as compared to the quarter-ended March 31, 2005. The increase was primarily due to an increase in the cost of FHLB advances. Although the average balance of FHLB advances outstanding decreased by $9.8 million to $95.2 million for the quarter ended March 31, 2006, the average rate paid for FHLB advances increased to 4.64% for the quarter ended March 31, 2006 from 3.20% for the quarter ended March 31, 2005. The cost of short-term advances increased as a result of an increase in short term interest rates by the Federal Reserve Bank's Federal Open Market Committee. Interest expense on subordinated debentures for the quarter-ended March 31, 2006 increased by $110,000 due to the issuance of $6 million of debt in June 2005.

Net Interest Income

      Net interest income for the three months ended March 31, 2006 increased by $96,000 to $2.8 million as compared to $2.7 million for the three months ended March 31, 2005. The increase occurred because of the Company's plan to fund an increase of average loans outstanding with proceeds from the reduction of the investment portfolio. The resulting shift from lower yield investments to higher yielding loans resulted in an increase of interest income that was sufficient to offset the continually escalating costs of deposits and borrowings.

Average Balances and Yields

      The following table presents a summary of the Company's interest-earning assets and their average yields, and interest-bearing liabilities and their average rates for the three months ended March 31, 2006 and March 31, 2005. The average balances are derived from average daily balances.

                                                                   Three Months Ended March 31,
                                     ------------------------------------------------------------------------------------------
                                                        2006                                           2005
                                     -------------------------------------------    -------------------------------------------
                                       Interest                                         Interest
                                       Income/          Average      Average Rate        Income/       Average     Average Rate
                                       Expense          Balance       Earned/Paid        Expense       Balance      Earned/Paid
                                     ------------------------------------------------------------------------------------------
                                                                      (Dollars in thousands)
Assets
Interest earning assets:
  Federal funds sold and certificates
     of deposit                            $    47    $     3,678         5.18%           $    15    $     3,151         1.90%
  Investment securities (1):
    Taxable                                  1,160        107,620         4.37%             1,523        170,784         3.57%
    Tax-exempt                                 128         14,957         3.47%               187         16,837         4.44%
  Loans, net                                 4,035        235,268         6.96%             2,721        170,455         6.39%
                                     ----------------------------                   ----------------------------
    Total interest-earning assets            5,370        361,523         6.02%             4,446        361,227         4.92%
                                     -------------                                  -------------
Noninterest-earning assets                                 31,831                                         24,167
                                                    -------------                                  -------------
Total assets                                              393,354                                        385,394
                                                    =============                                  =============

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
  Savings                                       42         34,146         0.50%                45         35,244         0.51%
  NOW                                            8         36,585         0.09%                16         34,244         0.19%
  MMDA                                         402         56,108         2.91%               324         66,217         1.96%
  CD's                                         710         80,811         3.56%               378         63,305         2.39%
                                     ----------------------------                   ----------------------------
    Total interest-bearing deposits          1,162        207,650         2.27%               763        199,010         1.53%
  Federal Home Loan Bank advances            1,090         95,239         4.64%               840        105,019         3.20%
  Subordinated debentures                      224         13,000         6.99%               114          7,000         6.51%
  Other borrowed funds                         144         12,501         4.67%               75          11,327         2.65%
                                     ----------------------------                   ----------------------------
    Total interest-bearing
      liabilities                            2,620        328,390         3.24%             1,792        322,356         2.22%
                                     -------------                                  -------------
Noninterest-bearing deposits                               45,046                                         41,833
Other noninterest-bearing liabilities                       1,126                                          1,475
                                                    -------------                                  -------------
Total liabilities                                         374,562                                        365,664
Total stockholders' equity                                 18,792                                         19,730
                                                    -------------                                  -------------
Total liabilities and
  stockholders' equity                                $   393,354                                    $   385,394
                                                    =============                                  =============

Net interest income                        $ 2,750                                        $ 2,654
                                     =============                                  =============
Interest rate spread                                                      2.78%                                          2.70%
                                                                  =============                                   ============
Net interest margin                                                       3.08%                                          2.94%
                                                                  =============                                   ============

           (1)- Excludes investment securities traded and not settled.

Non-interest Income

Total non-interest income increased $123,000 to $1,313,000 for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 primarily due to the increased value of investment securities whose value is tied to the performance of equity markets. The Company owns three investments which have returns indexed to returns of various equity market indicies. The change in valuation of the embedded equity options is recorded as miscellaneous non-interest income. The net change recorded in the first quarter of 2006 was $110,000 as compared to $35,000 in the same quarter of 2005.

Fee income from the investment management company was $444,000 in the first quarter of 2006 as compared to $390,000 in the same quarter of 2005. These increases were partially offset by a $105,000 decrease in gains on the sale of securities to a loss of $60,000 for the three months ended March 31, 2006.

Non-interest Expense

      Total operating expenses increased by $680,000 to $4.4 million for the three months ended March 31, 2006 as compared to the same quarter of 2005. Salaries and employee benefits increased by $156,000 to $2.2 million due primarily to new lenders hired for new markets, and the growth in staff infrastructure to support continued growth and expansion. Occupancy and equipment expenses increased $141,000 to $710,000 for the three months ended March 31, 2006. The increase is primarily attributable to the new Boston facility and increased utility costs. Professional fees increased $274,000 to $491,000 for the three months ended March 31, 2006 due primarily to an increase in legal expenses associated with regulatory matters; placement agency fees associated with the employment of new employees in 2006; and professional services required in the absence of the Company's chief financial officer. Other general and administrative expenses increased $71,000 to $453,000 for the three months ended March 31, 2006 due primarily to additional training costs and amortization of the core deposit intangible asset associated with the purchase of the Boston branch in June 2005.

Income Taxes

      The net benefit for income taxes increased by $92,000 from $19,000 for the quarter ended March 31, 2005, to $111,000 for the quarter ended March 31, 2006. This was primarily the result of the $421,000 reduction in pre-tax income for the same periods. The impact of the pre-tax income reduction was partially offset by a reduction in tax-exempt municipal income, and a reduction in dividends eligible for the dividends received deduction.

Asset/Liability Management

      A principal operating objective of the Bank is to produce stable earnings by achieving a favorable interest rate spread that can be sustained during fluctuations in prevailing interest rates. Since the Bank's principal interest-earning assets generally have longer terms to maturity than its primary source of funds, i.e., deposit liabilities, increases in general interest rates will generally result in an increase in the Bank's cost of funds before the yield on its asset portfolio adjusts upward. A continual trade-off, which is managed and monitored on an ongoing basis, exists between exposure to interest rate risk and current income. In general, during periods with a normalized yield curve, a wider mismatch between the re-pricing periods of interest rate sensitive assets and liabilities can produce higher current net interest income. The management of interest rate risk considers several factors, including, but not limited to, the nature and extent of actual and anticipated embedded options and other attributes of the balance sheet, the perceived direction of market interest rates, and the risk appetite of management and the Asset/Liability Management Committee ("ALCO"). Members of the ALCO consist of the chief executive officer, the chief financial officer, the senior loan officer, two board members, and others. The Committee discusses the asset/liability mix on the balance sheet and reviews exposures to changes in interest rates.

      Certain strategies have continued to be utilized in 2006 to reduce the current level of interest rate risk given the prospects for an improving economy and an increase in market interest rates. These strategies currently include, but are not limited to, fixing the cost of certain liability sources, adding interest rate sensitivity to the investment securities portfolio, and shortening the duration of certain newly originated commercial loan products. On an ongoing basis, management analyzes the pros and cons of positioning with a narrower or wider interest rate mismatch and whether an asset sensitive or liability sensitive balance sheet is targeted and to what degree. This analysis considers, but is not limited to, originating adjustable and fixed rate mortgage loans, managing the cost and structure of deposits, analyzing actual and projected asset cash flow, considering the trade-offs of short versus long-term borrowings, and reviewing the pros and cons of certain investment security sectors.

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

      From time to time, the Bank utilizes advances from the Federal Home Loan Bank of Boston (the "FHLB") primarily in connection with its management of the interest rate sensitivity of its assets and liabilities, as well as to selectively capitalize on leverage opportunities. Total advances outstanding at March 31, 2006 amounted to $98.8 million. The Bank's ability to borrow from the FHLB is dependent upon the amount and type of collateral the Bank has to secure the borrowings. Such collateral consists of, but is not limited to, one-to-four family owner-occupied residential property and federal agency obligations. As of March 31, 2006, the Bank's total borrowing capacity through the FHLB was $114.7 million. The Bank has additional capacity to borrow federal funds from other banks and through such instruments as repurchase agreements utilizing federal agency obligations and mortgage-backed securities as collateral.

      A major portion of the Bank's liquidity consists of cash and cash equivalents, short-term investments, U.S. Government and federal agency obligations, mortgage-backed securities, and other debt securities. The level of these assets is dependent upon the Bank's operating, lending, and financing activities during any given period. Certificates of deposit, which are scheduled to mature in one year or less, totaled $69.7 million at March 31, 2006. Based upon historical experience, management believes that a significant portion of such deposits will remain with the Bank. On a monthly basis, the Company currently generates an average of approximately $5 million in cash flow from the loan and investment securities portfolios. These funds are primarily used to either re-invest in new loans and investment securities or utilized in conjunction with the management of the level of deposit balances or borrowed funds.

      At March 31, 2006, the Company and the Bank continued to exceed all regulatory capital requirements applicable to them. The table below presents the capital ratios at March 31, 2006, for the Company and the Bank, as well as the minimum regulatory requirements.

                                                                                        Minimum
                                                                                        Capital
                                                               Actual                 Requirements
                                                          Amount      Ratio        Amount      Ratio
                                                       ------------------------  ------------------------
Bank:
         Total capital to risk-weighted assets            $   28,377    10.44%     $   21,798      8.00%
         Tier 1 capital to risk-weighted assets               26,563     9.78%         10,899      4.00%
         Tier 1 capital to average assets                     26,563     6.82%         15,622      4.00%

Company:
         Total capital to risk-weighted assets            $   29,596    10.86%     $   21,736      8.00%
         Tier 1 capital to risk-weighted assets               21,418     7.86%         10,868      4.00%
         Tier 1 capital to average assets                     21,418     5.48%         15,590      4.00%

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

      Lending commitments include commitments to originate loans and to fund unused lines of credit. The Bank evaluates each customer's creditworthiness on a case-by-case basis. At March 31, 2006, the Bank had $6.0 million of outstanding commitments to originate loans and $50.9 million of unused lines of credit. The Bank anticipates that it will have sufficient funds available to meet these commitments, though some commitments may expire and many unused lines are not drawn upon.

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

      The opening of a branch office in Portsmouth, New Hampshire offers no assurances that sufficient loan balances of acceptable quality can be generated to offset the current and future operating expenses of the operation. The origination of high quality loans, which the Bank is accustomed to, also cannot be assured.

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

      The Company is hopeful that solid growth will occur in all core deposit categories, particularly in new markets. Growth cannot be assured, however, particularly during a period whereby consumers may perceive more value in other investment options. The inability to grow deposits ultimately limits asset growth. An inability to grow deposits sufficient to support loan-funding requirements would result in an increase in the Company's already high level of reliance on generally higher cost wholesale funding.

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

      Unlike our non-bank competitors, we and our subsidiaries are subject to extensive Federal and state governmental supervision and regulation, which are intended primarily for the protection of depositors. In addition, we and our subsidiaries are subject to changes in Federal and state laws, as well as changes in regulations, governmental policies and accounting principles. The effect of any such potential changes cannot be predicted but could adversely affect the business and operations of us and our subsidiaries in the future.

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

Our allowance for losses on loans and leases may not be adequate to cover all future losses on existing loan and lease balances outstanding.

      We have established an allowance for loan losses that we believe is adequate to offset probable losses on our existing loans and leases. There can be no assurance that any future declines in real estate market conditions, general economic conditions or changes in regulatory policies will not require us to increase our allowance for loan and lease losses, which would adversely affect our results of operations.

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

PART II -- OTHER INFORMATION

ITEM 1. Legal Proceedings

      Except as set forth below, there have been no material changes in legal proceedings from the information provided in Item 3, "Legal Proceedings" of the Company's Annual Report on Form 10KSB for the year ended December 31, 2005.

31-33 State Street

      On December 7, 2005, the Company was served with a Violation Notice by the City of Boston Inspectional Services Department concerning unsafe maintenance and areas of exterior spalling of masonry with respect to the building owned by the Company's wholly owned subsidiary, First Ipswich Realty Company, LLC ("Realty LLC") at 31-33 State Street, Boston, Massachusetts. Realty LLC is listed as a defendant in the civil action now pending before the Boston Housing Court. Realty LLC has entered into negotiations with the City concerning remedial actions required to bring the building facade into compliance with the Massachusetts State Building Code and a tentative agreement has been reached in principle with respect to the timeframe for the completion of the repairs. Realty LLC believes, that if all of the repairs are made in a timely manner, consistent with the agreement reached in principle, no further action will be taken by the City and that the complaint will be dismissed. Realty LLC has, as of this date, performed certain remedial work to eliminate what are believed to be emergency repairs. It is expected that the remaining repair work will commence in the fall of 2006 and be completed within eight months of commencement, depending upon the weather, labor disputes, casualty, and other causes beyond the control of Realty LLC.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

      Not applicable.

ITEM 3. Defaults Upon Senior Securities

      Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

      On April 19, 2006, the Company held its Annual Meeting of Stockholders. The following actions were taken at the Annual Meeting:

      1. The following eleven nominees were elected to serve as directors for a one-year term and until their successors are duly elected and qualified by the following votes:

         Name                             For                   Withheld
-----------------------                ---------                --------
Robert R. Borden, III                  1,581,831                 1,830
Timothy R. Collins                     1,581,831                 1,830
John T. Coughlin                       1,582,861                   800
Craig H. Deery                         1,581,831                 1,830
Edward D. Dick                         1,581,831                 1,830
Stephanie R. Gaskins                   1,581,831                 1,830
Donald P. Gill                         1,582,861                   800
H.A. Patrician, Jr.                    1,582,861                   800
Neil St. John Raymond                  1,581,831                 1,830
Neil St. John Raymond, Jr.             1,582,861                   800
William J. Tinti                       1,582,861                   800

There were no abstentions or broker non-votes with respect to this action.

      2. A proposal to ratify the selection of Wolf & Company, P.C. as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2006 was approved as follows: 1,583,601 votes for, and 60 votes against. There were no abstentions and no broker non-votes with respect to this action.

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

                         FIRST IPSWICH BANCORP


Date: May 12, 2006       By: /s/ Donald P. Gill
                             ------------------------------------------------
                             Donald P. Gill
                             President and Chief Executive Officer

Date: May 12, 2006       By: /s/ Timothy L. Felter
                             ------------------------------------------------
                             Timothy L. Felter
                             Senior Vice President, Chief Financial Officer, and Treasurer