Form 10QSB
period 2006-06-30
FIRST IPSWICH BANCORP /MA
filed 2006-08-14
CIK 885979

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------

                                   FORM 10-QSB

                                    ---------

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2006

|_| TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from              to
                                       ------------    ------------

                        Commission File Number 333-114018

                                    ---------

                              First Ipswich Bancorp
        (Exact name of small business issuer as specified in its charter)

                                    ---------


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

                                    ---------

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES |_| NO |X|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ? NO |X|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: At July 31, 2006, there were 2,240,120 shares of common stock outstanding, par value $1.00 per share.

      Transitional Small Business Disclosure Format (Check one): YES |_| NO |X|

================================================================================

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES
                                   FORM 10-QSB

                                      Index

                                                                            Page
                                                                            ----

PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets as of June 30, 2006 and
           December 31, 2005                                                   3

           Consolidated Statements of Income for the quarter and
           six months ended June 30, 2006 and 2005                             4

           Consolidated Statements of Changes in Stockholders' Equity for the
           six months ended June  30, 2006 and 2005                            5

           Consolidated Statements of Cash Flows for the six months ended
           June 30, 2006 and 2005                                              6

           Notes to Consolidated Financial Statements                          7

Item 2.    Management's Discussion and Analysis                                9

Item 3.    Controls and Procedures                                            26

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                                  26

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds        27

Item 3.    Defaults Upon Senior Securities                                    27

Item 4.    Submission of Matters to a Vote of Security Holders                27

Item 5.    Other Information                                                  27

Item 6.    Exhibits                                                           27

           Signatures                                                         28

PART I--FINANCIAL INFORMATION

ITEM 1. Financial Statements

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (unaudited)
                        (In thousands, except share data)

                                                                   June 30,   December 31,
                                                                     2006         2005
                                                                 ----------    ----------
ASSETS
Cash and due from banks                                          $   14,153    $   11,179
Federal funds sold                                                      204            82
                                                                 ----------    ----------

Total cash and cash equivalents                                      14,357        11,261
                                                                 ----------    ----------

Certificates of deposit                                               3,335         3,295
Securities available for sale, at fair value                         80,254        88,375
Securities held to maturity, at amortized cost                       27,164        28,769
Federal Home Loan Bank stock, at cost                                 3,700         6,647
Federal Reserve Bank stock, at cost                                     774           774
Loans, net of allowance for loan losses of $1,884 and $1,739        247,748       234,613
Banking premises and equipment, net                                   4,816         4,758
Real estate held for sale                                             5,167         4,486
Other assets                                                         11,044        11,426
                                                                 ----------    ----------

Total assets                                                     $  398,359    $  394,404
                                                                 ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                         $  294,770    $  258,860
Short-term borrowings                                                56,896        71,262
Long-term borrowings                                                 15,439        31,087
Subordinated debentures                                              13,000        13,000
Other liabilities                                                       974         1,235
                                                                 ----------    ----------

Total liabilities                                                   381,079       375,444
                                                                 ----------    ----------

Stockholders' equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized,
   none issued                                                           --            --
Common stock, $1.00 par value; 4,000,000 shares authorized,
   2,240,120 issued                                                   2,240         2,240
Additional paid-in capital                                            9,936         9,936
Retained earnings                                                     7,167         8,054
Accumulated other comprehensive loss                                 (1,952)       (1,159)
Treasury stock, at cost  (20,490 shares)                               (111)         (111)
                                                                 ----------    ----------

Total stockholders' equity                                           17,280        18,960
                                                                 ----------    ----------

Total liabilities and stockholders' equity                       $  398,359    $  394,404
                                                                 ==========    ==========

          See accompanying notes to consolidated financial statements.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (unaudited)
                      (In thousands, except per share data)

                                                           Quarter Ended        Six Months Ended
                                                              June 30,              June 30,
                                                       --------------------   --------------------
                                                         2006        2005       2006        2005
                                                       --------    --------   --------    --------
Interest and dividend income:
   Interest and fees on loans                          $  4,327    $  2,904   $  8,362    $  5,625
   Interest on debt securities:
      Taxable                                             1,085       1,253      2,146       2,553
      Tax-exempt                                            127         165        255         352
   Dividends on equity securities                             9         198        108         391
   Other interest                                            70          45        117          90
                                                       --------    --------   --------    --------
         Total interest and dividend income               5,618       4,565     10,988       9,011
                                                       --------    --------   --------    --------
Interest expense:
   Interest on deposits                                   1,736         691      2,898       1,454
   Interest on borrowed funds                             1,048       1,112      2,282       2,027
   Interest on subordinated debentures                      234         135        458         249
                                                       --------    --------   --------    --------
         Total interest expense                           3,018       1,938      5,638       3,730
                                                       --------    --------   --------    --------
Net interest income                                       2,600       2,627      5,350       5,281
Provision for loan losses                                    65          67         65         107
                                                       --------    --------   --------    --------
Net interest income, after provision for loan losses      2,535       2,560      5,285       5,174

Other income:
   Investment advisory fees                                 440         385        884         775
   Service charges on deposit accounts                      299         322        583         605
   Credit card fees                                         196         182        360         342
   Trust fees                                               107         123        210         236
   Non-deposit investment fees                               81          73        156         180
   Gain (loss) on sales and calls of
   securities, net                                           11          16        (49)         62
   Rental Income                                             99          --        189          --
   Valuation reserve for building held for sale            (286)         --       (286)         --
   Miscellaneous                                             39          48        252         140
                                                       --------    --------   --------    --------
         Total other income                                 986       1,149      2,299       2,340
                                                       --------    --------   --------    --------
Operating expenses:
   Salaries and employee benefits                         2,372       2,051      4,609       4,132
   Occupancy and equipment                                  645         601      1,355       1,170
   Professional fees                                        388         210        879         427
   Credit card interchange                                  148         136        242         234
   Advertising and marketing                                246         101        333         161
   Data processing                                          171         190        352         370
   ATM processing                                           110          95        214         187
   Other general and administrative                         444         317        897         698
                                                       --------    --------   --------    --------
         Total operating expenses                         4,524       3,701      8,881       7,379
                                                       --------    --------   --------    --------
Income (loss) before income taxes                        (1,003)          8     (1,297)        135

Credit for income taxes                                    (354)         --       (465)        (20)
                                                       --------    --------   --------    --------
Net income (loss)                                      $   (649)   $      8   $   (832)   $    155
                                                       ========    ========   ========    ========
Weighted average common shares outstanding:
   Basic                                                  2,220       2,220      2,220       2,220
                                                       --------    --------   --------    --------
   Diluted                                                2,220       2,220      2,220       2,220
                                                       --------    --------   --------    --------
Earnings (loss) per share:
   Basic                                               $  (0.29)   $   0.00   $  (0.37)   $   0.07
                                                       ========    ========   ========    ========
   Diluted                                             $  (0.29)   $   0.00   $  (0.37)   $   0.07
                                                       ========    ========   ========    ========

          See accompanying notes to consolidated financial statements.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                      (In thousands, except per share data)

                                                                                         Accumulated
                                                         Additional                        Other
                                           Common         Paid-in         Retained      Comprehensive   Treasury
                                           Stock          Capital         Earnings      Income (Loss)     Stock          Total
                                        -----------    ------------    ------------   ---------------   -----------   -----------
Balance at December 31, 2004              $ 2,240         $ 9,936         $ 8,210          $   (457)      $ (111)       $ 19,818
                                                                                                                        --------
Comprehensive loss:
    Net income                                                                155                                            155
    Unrealized loss on securities
      available for sale, net of
      reclassification adjustment
      and tax effect                                                                           (304)                       (304)
                                                                                                                        --------
        Total comprehensive loss                                                                                           (149)
                                                                                                                        --------
Cash dividends declared
    ($.025 per share)                                                        (56)                                           (56)
                                        -----------      ----------      ----------       -----------    --------       ---------
Balance at June 30, 2005                    2,240           9,936           8,309              (761)        (111)         19,613
                                        ===========      ==========      ==========       ===========    ========       =========

Balance at December 31, 2005                2,240           9,936           8,054            (1,159)        (111)         18,960
                                                                                                                        --------
Comprehensive loss:
    Net loss                                                                (832)                                          (832)
    Unrealized loss on securities
      available for sale, net of
      reclassification adjustment
      and tax effect                                                                           (793)                       (793)
                                                                                                                        ---------
        Total comprehensive loss                                                                                         (1,625)
Cash dividends declared
    ($.025 per share)                                                        (55)                                           (55)
                                        -----------      ----------      ----------       -----------    --------       ---------
Balance at June 30, 2006                  $ 2,240         $ 9,936         $ 7,167          $ (1,952)      $ (111)       $ 17,280
                                        ===========      ==========      ==========       ===========    ========       =========

          See accompanying notes to consolidated financial statements.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                 (In thousands)

                                                                        Six Months
                                                                      Ended June 30,
                                                                   --------------------
                                                                     2006        2005
                                                                   --------    --------
Cash flows from operating activities:
   Net income                                                      $   (832)   $    155
   Adjustments to reconcile net income to net cash provided
     (used) by operating activities:
     Provision for loan losses                                          (65)        107
     Losses (gains) on sales and calls of securities, net                49         (62)
     Depreciation and amortization                                      330         423
     Net amortization of securities, including certificate of
       deposit                                                          110         185
     Increase of valuation reserve for real estate held for sale        286          --
     Derivative fair value adjustment                                   102         (35)
     Amortization of core deposit intangible                             76          60
     Net change in other assets and other liabilities                  (379)        (57)
                                                                   --------    --------
         Net cash provided by operating activities                     (323)        776
                                                                   --------    --------
Cash flows from investing activities:
   Activity in available-for-sale securities:
     Purchases                                                       (2,887)    (33,417)
     Sales                                                              101      56,921
     Maturities, calls and paydowns                                   9,599      19,757
   Activity in held-to-maturity securities:
     Maturities, calls and paydowns                                   1,493       1,507
   Redemption (purchase) of Federal Home Loan Bank stock              2,947      (1,057)
   Purchase of Federal Reserve Bank stock                                --         (23)
   Net cash paid in acquisition of Boston branch                         --     (29,639)
   Loan originations, net of repayments                             (13,070)    (12,757)
   Additions to premises and equipment, net                            (605)        (21)
                                                                   --------    --------
         Net cash provided (used) by investing activities            (2,422)      1,271
                                                                   --------    --------
Cash flows from financing activities:
   Net increase (decrease) in deposits                               35,910     (32,220)
   Net increase (decrease) in short-term borrowings                 (14,366)     29,271
   Proceeds from subordinated debenture                                  --       7,000
   Repayment of long-term debt                                      (15,648)     (2,578)
   Cash dividends paid                                                  (55)        (56)
                                                                   --------    --------
         Net cash provided by financing activities                    5,841       1,417
                                                                   --------    --------
Net increase (decrease) in cash and cash equivalents                  3,096       3,464
Cash and cash equivalents at beginning of period                     11,261       9,076
                                                                   --------    --------

Cash and cash equivalents at end of period                         $ 14,357    $ 12,540
                                                                   ========    ========

Supplemental disclosures:
   Interest paid                                                   $  5,638    $  3,730
   Income taxes paid                                                     50         129
   Reclassification of goodwill to fixed assets related to final
     purchase accounting of Boston branch                               750          --


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

      These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions for Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the entire year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been omitted. A summary of significant accounting policies followed by the Company is set forth in the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

(2) Stockholders' Equity and Earnings per Share

      Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding for the period. There are no common stock equivalents outstanding for the three and six month periods ended June 30, 2006 and June 30, 2005,

(3) Commitments

      At June 30, 2006, the Company had outstanding commitments to originate loans of $20.3 million. Unused lines of credit and open commitments available to customers at June 30, 2006 amounted to $52.1 million, of which $15.6 million related to construction loans, $12.1 million related to home equity lines of credit, $4.9 million related to credit card loans, and $19.5 million related to other open commitments.

(4) Segment Reporting

      Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the six month periods ended June 30, 2006 and June 30, 2005 is below.

                                                      Investment    Consolidated
                                            Banking    Advisory        Totals
                                            -------    --------        ------
                                                   (Dollars in thousands)
June 30, 2006:
Net interest and dividend income           $   5,350         --      $   5,350
Other revenue: external customers              1,415     $  884          2,299
Net income (loss)                             (1,021)       189           (832)
Assets                                     $ 395,523     $2,836      $ 398,359

June 30, 2005:
Net interest and dividend income           $   5,281         --      $   5,281
Other revenue: external customers              1,565     $  775          2,340
Net income                                        13        142            155
Assets                                     $ 406,845     $2,748      $ 409,593

(5) Final Accounting for Boston Branch Acquisition

      On June 24, 2005, the Company completed the acquisition of the Boston branch of the Atlantic Bank of New York and the commercial building in which the Boston branch is located at 33 State Street. The branch acquisition involved the purchase of $43.2 million of loans and the assumption of $20.8 million of deposits. The purchase was deemed a business combination and goodwill has been recognized on the transaction. The purchase price was allocated to assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition. The excess of the purchase price over the net fair value of assets acquired and liabilities assumed was allocated to goodwill and a core deposit intangible related to the long-term value of depositor relationships. The following table summarizes final fair values of the assets acquired and liabilities assumed (in thousands):

Assets acquired (in thousands):
   Cash                                                        $    102
   Loans                                                         43,155
   Building and equipment                                         5,277
   Core deposit intangible                                        1,002
Deposits assumed                                                (20,829)
                                                               --------
Fair value of net assets acquired                                28,707

Purchase price                                                   29,335
                                                               --------
Excess purchase price allocated to goodwill                    $    628
                                                               ========

(6) Real Estate Held for Sale

Real estate held for sale consists of the land and building acquired in the Boston branch acquisition referenced in Note (5) above. These assets are being carried at their estimated fair value, less selling costs. A valuation reserve of $286,000 was recorded during the quarter ended June 30, 2006 because the estimated fair value, less selling costs, was less than the book value of the assets.

(7) Investment Portfolio - Other Than Temporary Impairment

The Company owns a collateralized bond obligation security with a book value of $3.3 million. The market value of the security is approximately $2.8 million as of June 30, 2006. The Company, through the use of a consultant, has reviewed the security for other than temporary impairment and determined that all principal payments are expected to be received at or before final maturity. The Company will continue to evaluate the security on a periodic basis to determine if other than temporary impairment should be recognized.

(8) Income Taxes

Deferred tax assets are evaluated to determine whether it is "more likely than not" that a tax return benefit would be realized when the deferred items reverse. Evaluation considerations include the availability of historical and projected taxable income to offset the deferred items in the periods they are expected to reverse. While the recent trend of operating losses increases the likelihood that such taxable income may not occur in the future, management has determined that operational changes which have been made and are being made will generate sufficient income to allow for the recognition of the deferred tax assets. No valuation reserve was recorded as of June 30, 2006 or December 31, 2005.

(9) Formal Agreement

On June 28, 2006 the Bank entered into a Formal Agreement with its primary Federal banking regulator, The Comptroller of the Currency. The agreement calls for the Bank to achieve higher capital levels, retain competent management, adopt a new strategic plan, adopt an interest rate risk management plan, and improve liquidity. The timeframes for completing the various requirements included in the Agreement range from 90 to 180 days from the date of the agreement.

As a result of becoming subject to the Formal Agreement, the Bank is deemed to be "adequately capitalized" under Prompt Corrective Action regulations

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

      The Company is reporting a net loss of $649,000 for the quarter ended June 30, 2006 as compared to net income of $8,000 in the same period of 2005 and a net loss of $832,000 for the six months ended June 30, 2006 as compared to net income of $155,000 for the same period of 2005. The Company's loss for the three months ended June 30, 2006 reflects continued pressure on the Company's net interest spread and increased expenses primarily associated with the Company's growth initiatives. In addition, the Company recorded a valuation reserve of $286,000 related to real estate held for sale in the quarter ended June 30, 2006. Net interest income at the Company, and the banking industry in general, continues to be under pressure. Growth of the loan portfolio allowed the Company to maintain its net interest income level for the first half of 2006 as compared to the same period of 2005. Loan growth was attained through the purchase of the new Boston branch in June 2005 and the subsequent hiring of new loan officers for various markets in 2006. However, salaries and occupancy costs incurred to operate the new branch have had a negative impact on non-interest expenses. In addition, increased professional fees and advertising and marketing expenses have had a negative impact on non-interest expenses. It is expected that net interest income will continue to be under pressure for the remainder of the year. Management continues to look for strategic steps to improve profitability by increasing earnings and decreasing expenses.

      On June 28, 2006 the Bank entered into a Formal Agreement with its primary Federal banking regulator, The Comptroller of the Currency. The agreement calls for the Bank to achieve higher capital levels, retain competent management, adopt a new strategic plan, adopt an interest rate risk management plan, and improve liquidity. The timeframe for completing the various components of the Agreement ranges from 90 to 180 days from the date of the agreement.

      The Bank has established a Compliance Committee of the Board of Directors to ensure compliance with the terms of the Formal Agreement. The Bank has also retained the services of an investment banker to assist with the development and execution of plans to meet the requirements identified in the Formal Agreement. The Bank is currently developing a plan to respond to the requirements set forth in the Formal Agreement.

      The Formal Agreement requires that the Bank develop a strategic business plan that incorporates the requirements, including higher capital ratios, of the Formal Agreement. A strategic business plan is in the process of being completed. The Board and Management have determined that the development of the plan will consider the acquisitions and divestitures of business lines to enhance the Company's profitability. Both the Board and Management are committed to returning the Company to profitability and complying with the Formal Agreement.

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

Comparison of Financial Condition at June 30, 2006 versus December 31, 2005

      Total assets were $398.4 million at June 30, 2006, an increase of $4.0 million, or 1.0%, from $394.4 million as of December 31, 2005. Principal repayments on investment securities totaling $11.3 million and deposit growth of $35.9 million funded loan portfolio growth of $13.1 million and the repayment of $30.0 million of FHLB advances.

Loans

      Total net loan balances were $247.7 million as of June 30, 2006, an increase of $13.1 million, or 6%, from $234.6 million as of December 31, 2005. The Bank continues to focus on originating high quality loans and targeting expansion of its geographic loan footprint into the Boston, Massachusetts and Portsmouth, New Hampshire areas. The increase is due primarily to increased business development efforts of an expanded lending team. Commercial real estate loans increased to $115.4 million as of June 30, 2006, an increase of $7.0 million, or 6%, from $108.4 million as of December 31, 2005. The Bank's commercial real estate lending strategy stresses quality loan originations to local businesses, professionals, experienced developers, and investors. Commercial loans increased $3.6 million, or 8%, to $47.0 million as of June 30, 2006 due primarily to increased business development and lending in new markets.

      Construction loan balances increased $2.7 million, or 14%, to $21.6 million as of June 30, 2006 from $18.9 million as of December 31, 2005. The primary focus of construction lending continues to relate to the financing of small residential construction projects for the Bank's highly rated commercial customers.

      Residential real estate loan balances of $55.3 million as of June 30, 2006 increased $1.3 million, or 3%, from $54.0 million as of December 31, 2005. As the Bank does not sell fixed rate residential loans into the secondary market, long-term fixed rate loans have not been priced aggressively at this point in the economic cycle. Credit conditions have continued to be favorable, although new and existing home sales prices and activity have moderated this year. The Bank continues to monitor the weakness of the real estate market.

      The following table presents the composition of the Bank's loan portfolio by type of loan at the dates indicated.

                                             June 30,       December 31,
                                               2006            2005
                                            ----------      ----------
                                              (Dollars in thousands)
Real estate mortgage loans:
    Residential                             $  55,282       $  53,690
    Commercial                                115,430         108,404
    Construction                               21,623          18,918
    Equity lines of credit                      8,723          10,243
Commercial loans                               47,022          43,376
Consumer loans                                  1,664           1,770
                                            ----------      ----------
        Total loans                           249,744         236,401
Net deferred origination fees                    (112)            (49)
Allowance for loan losses                      (1,884)         (1,739)
                                            ----------      ----------
        Loans, net                          $ 247,748       $ 234,613
                                            ==========      ==========


Asset Quality and Allowance for Loan Losses

      The table below summarizes certain key ratios regarding the quality of the Bank's loan portfolio:

                                                     June 30,   December 31,
                                                      2006          2005
                                                      ----          ----
                                                     (Dollars in thousands)
Non-accrual loans                                     $  --         $  --
Troubled debt restructurings                          $  --         $  --

Loans past due 90 days or more and still accruing     $  --         $  16
Non-accrual loans to total loans                         --%           --%
Non-performing assets to total assets                    --%           --%
Allowance for loan losses as a percentage of
    total loans                                        0.75%         0.74%

      For the six months ended June 30, 2006, the Bank recorded a $65,000 provision for loan losses as a result of net growth of the loan portfolio. The Bank recorded charge-offs of $2,000 and recoveries of $83,000 for the six months ended June 30, 2006. The allowance for loan losses balance was $1,884,000 at June 30, 2006, an increase of $145,000 since December 31, 2005. Management considers the loan loss allowance to be adequate to provide for potential loan losses, though a continued charge to earnings via a loan loss provision is anticipated in 2006 due to the anticipation of continued loan growth.

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

Investment Securities

      Total investment securities, which includes certificates of deposit, available-for-sale securities, held-to-maturity securities and Federal Home Loan Bank and Federal Reserve Bank stock totaled $115.2 million as of June 30, 2006, a decrease of $12.6 million, or 10%, from $127.8 million as of December 31, 2005. Proceeds from investment securities maturities and principal prepayments were utilized to fund loan growth.

      The following table presents the composition of the Company's available-for-sale and held-to-maturity securities portfolios at the dates indicated

                                                  June 30, 2006            December 31, 2005
                                             ----------------------------------------------------
                                             Amortized       Fair        Amortized        Fair
                                                Cost         Value         Cost           Value
                                             ----------------------------------------------------
                                                                  (Dollars in thousands)
Securities available for sale:
Mortgage-backed and other collateralized
   securities                                 $ 50,413      $ 48,000      $ 64,571      $ 63,257
U.S. Government agency obligations              30,990        30,544        23,287        22,940
Corporate bonds                                  1,830         1,710         1,816         1,713
Municipal bonds                                     --            --           369           347
                                              --------      --------      --------      --------
     Total debt securities                      83,233        80,254        90,043        88,257

Marketable equity securities                        --            --           101           118
     Total securities available for sale      $ 83,233      $ 80,254      $ 90,144      $ 88,375
                                              ========      ========      ========      ========
Securities held to maturity:
U.S. Government sponsored enterprise
   obligations                                $  3,000      $  2,791      $  3,000      $  2,853
Municipal bonds                                 14,166        13,766        15,128        14,904
Mortgage-backed securities                       9,998         9,350        10,641        10,257
                                              --------      --------      --------      --------
     Total securities held to maturity        $ 27,164      $ 25,907      $ 28,769      $ 28,014
                                              ========      ========      ========      ========

      The Company owns a collateralized bond obligation security with a book value of $3.3 million. The market value of the security is approximately $2.8 million as of June 30, 2006. The Moody's rating for the security has dropped to Aa1 from Aaa at the time of purchase; the S&P rating has dropped to AA- from AAA at the time of purchase. The Company, through the use of a consultant, has reviewed the security for other than temporary impairment and determined that all principal payments are expected to be received at or before final maturity. The Company will continue to evaluate the security on a periodic basis to determine if other than temporary impairment should be recognized.

Real Estate Held for Sale

The real estate acquired in conjunction with the purchase of the Boston branch is held for sale and is valued at the lower of cost or market, less selling expenses. The Bank expects to lease space in the building for branch and lending operations after the sale of the building.

Deposits

      Total deposit balances were $294.8 million as of June 30, 2006, an increase of $35.9 million, or 14%, from $258.9 million as of December 31, 2005. Total deposit balances increased primarily because of a special CD promotion in April 2006.

      Non-interest bearing demand deposit balances decreased by $2.9 million, or 6%, during the six month period to $47.9 million as of June 30, 2006. NOW account balances decreased by $1.4 million, or 4%, to $38.3 million as of June 30, 2006. Regular savings balances decreased $3.8 million, or 11%, to $32.1 million as of June 30, 2006.

      Loan growth has been concentrated in commercial real estate and construction loans, loan relationships which generally do not generate the same volume of demand deposits as commercial loan relationships. The Bank is committed to developing a full banking relationship with its customers.

      Total money market deposit balances increased $6.8 million, or 14%, to $56.9 million. Management has opted to price these accounts more aggressively in 2006 as short-term interest rates continue to rise. Total term certificates increased by $37.2 million, or 45%, to $119.6 million at June 30, 2006 primarily because of the special CD promotion held in April 2006. Deposit-raising strategies in 2006 may include promotional programs as well as growth in market-priced savings, money market, and checking accounts. The Company is also hopeful that additional commercial deposits will be generated from its geographic lending plans. The Bank has introduced relationship products which encourage customers to consider purchases of multiple products and services.

      The following table shows the composition of the Company's deposit balances at the dates indicated.

                                                    June 30,        December 31,
                                                      2006              2005
                                                    --------          --------
                                                       (Dollars in thousands)
Demand                                              $ 47,882          $ 50,734
NOW                                                   38,346            39,743
Regular savings                                       32,068            35,875
Money market deposits                                 56,852            50,058
Term certificates                                    119,622            82,450
                                                    --------          --------
                                                    $294,770          $258,860
                                                    ========          ========

Borrowings

      Short-term borrowings decreased by $14.4 million, or 20%, to $56.9 million as of June 30, 2006. Long-term advances decreased by $15.6 million, or 50%, to $15.4 million as of June 30, 2006. Borrowings were paid down with proceeds from the special CD promotion in April 2006.

Stockholders' Equity

      Total stockholders' equity decreased from $19.0 million at December 31, 2005 to $17.3 million as of June 30, 2006 due to an increase in accumulated other comprehensive loss of $793,000 associated with an unrealized loss, net of tax, on available-for-sale securities; an operating net loss of $832,000 for the six months ended June 30, 2006; and dividends paid in the amount of $55,000.

Comparison of Operating Results for the Quarter Ended June 30, 2006 and 2005

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

      The net loss for the three months ended June 30, 2006 was $649,000 compared with a net income of $8,000 for the three months ended June 30, 2005. For the three months ended June 30, 2006, net interest income decreased by $27,000, non-interest income decreased $163,000, and operating expenses increased by $823,000, all as compared to the three months ended June 30, 2005.

Interest and Dividend Income

      Total interest and dividend income for the quarter-ended June 30, 2006 was $5.6 million, which was $1.1 million higher than the quarter-ended June 30, 2005. This increase was due to the favorable impact of a higher average asset yield and higher average interest-earning assets. The yield on interest earning assets increased to 6.11 % for the quarter-ended June 30, 2006 as compared to 5.14% for the quarter-ended June 30, 2005. In addition, lower yielding investments were replaced by higher yielding loans. Average interest earning assets of $368.0 million for the quarter ended June 30, 2006 were $13.0 million higher than average interest-bearing assets of $355.0 million for the quarter ended June 30, 2005.

      The increase in average yield was due primarily to a changing mix of assets. Average net loans for the quarter ended June 30, 2006 were $64.1 million higher than the same quarter of 2005 and average investments were $53.2 million lower than the same quarter of 2005. The changing mix of earning assets reflects the Bank's efforts to increase its core lending efforts and decrease reliance on the investment portfolio for income.

      The Bank owns Federal Home Loan Bank of Boston (FHLBB) stock which normally pays a dividend each quarter. The FHLBB did not declare a dividend in the second quarter of 2006 because of new capital rules promulgated by its primary regulator. If the FHLBB had declared a dividend in accordance with its regular practices, the Company would have realized approximately $70,000 of additional dividend income in the second quarter of 2006. The FHLBB has indicated that it expects to resume paying a dividend in the third quarter of 2006 and that it expects to pay a third quarter dividend which compensates for the missed second quarter dividend.

Interest Expense

      Interest expense on interest-bearing liabilities for the quarter-ended June 30, 2006 was $3.0 million, a $1.1 million increase from the quarter-ended June 30, 2005. Higher rates paid for deposits and borrowed funds were the single largest contributor to the increase in interest expense. The average rate paid for interest bearing liabilities was 3.60% for the quarter ended June 30, 2006 as compared to 2.44% for the same quarter of 2005. The increase in average rates occurred because of the increase in market short-term rates over the course of the past year.

      Interest expense on deposits increased for the quarter-ended June 30, 2006 due equally to an increase in average balances during the quarter ended June 30, 2006 as compared to the same quarter of 2005 and to an increase in the average rate paid for deposits. Average interest-bearing deposit balances during the quarter ended June 30, 2006 were $57.9 million higher than the same quarter of 2005. The increase in the 2006 quarter was primarily attributable to a special CD promotion in April 2006; the promotion raised $49 million in new CD balances. The average rate paid for deposits during the 2006 quarter was 2.90%, up from 1.52% in the same quarter of 2005.

      Interest expense on borrowed funds, including subordinated debentures, for the quarter-ended June 30, 2006 increased slightly by $35,000 to $1.3 million as compared to the quarter-ended June 30, 2005. The impact of lower average balances of borrowed funds during the 2006 quarter as compared to the same quarter of 2005 was offset by increasing interest rates paid on borrowed funds for the same comparable quarters.

Net Interest Income

      Net interest income for the quarter ended June 30, 2006 remained level at $2.6 million as compared to the quarter ended June 30, 2005. The impact of the changing mix of earning assets to higher yielding loans offset the general trend of increasing interest rates. The net interest spread decreased to 2.51% for the quarter ended June 30, 2006 from 2.70% for the quarter ended June 30, 2005. The shrinking interest rate spread reflects the impact of the flat yield curve that has existed for the past year.

Average Balances and Yields

The following table presents a summary of the Company's interest-earning assets and their average yields, and interest-bearing liabilities and their average rates for the three months ended June 30, 2006 and 2005. The average balances are derived from average daily balances.

                                                                  Three Months Ended June 30,
                                                        2006                                     2005
                                      Interest                                      Interest
                                       Income/         Average    Average Rate       Income/      Average    Average Rate
                                       Expense         Balance    Earned/Paid        Expense      Balance    Earned/Paid
                                     ------------------------------------------------------------------------------------
                                                                      (Dollars in thousands)
Assets
Interest earning assets:
  Federal funds sold and
    certificate of deposit                $   70       $  5,172       5.41%          $   45       $  3,089       5.83%
  Investment securities:
    Taxable                                1,094        107,462       4.07%           1,451        158,382       3.66%
    Tax-exempt                               127         14,328       3.55%             165         16,645       3.97%
  Loans, net                               4,327        241,013       7.18%           2,904        176,930       6.57%
                                          ---------------------                      ---------------------
    Total interest-earning assets          5,618        367,975       6.11%           4,565        355,046       5.14%
                                          ------                                     -----
Noninterest-earning assets                               34,097                                     26,381
                                                       --------                                   --------
Total assets                                            402,072                                    381,427
                                                       ========                                   ========

Liabilities and
Stockholders' Equity:
Interest-bearing liabilities:

  Savings                                     39         31,568       0.49%              46         35,873       0.51%
  NOW                                         11         36,309       0.12%              14         35,944       0.16%
  MMDA                                       476         57,489       3.31%             342         62,497       2.19%
  CD's                                     1,210        113,966       4.25%             289         47,163       2.45%
                                          ---------------------                      ---------------------
    Total interest-bearing deposits        1,736        239,332       2.90%             691        181,477       1.52%
  Other borrowed funds                       176         14,031       5.02%              85         10,796       3.15%
  Federal Home Loan Bank
    advances                                 872         69,182       5.04%           1,027        117,757       3.49%
  Subordinated debentures                    234         13,000       7.20%             135          7,692       7.02%
                                          ---------------------                      ---------------------
    Total interest-bearing liabilities     3,018        335,545       3.60%           1,938        317,722       2.44%
                                          ------                                     -----
Noninterest-bearing deposits                             47,152                                     42,811
Other noninterest-bearing
  liabilities                                             1,056                                      1,206
                                                       --------                                   --------
Total liabilities                                       383,753                                    361,739
Total stockholders' equity                               18,319                                     19,688
                                                       --------                                   --------
Total liabilities and
  stockholders' Equity                                 $402,072                                   $381,427
                                                       ========                                   =======
Net interest income                       $2,600                                     $2,627
                                          ======                                     ======
Interest rate spread                                                  2.51%                                      2.70%
                                                                      ====                                       ====
Net interest margin                                                   2.83%                                      2.96%
                                                                      ====                                       ====

Non-interest Income

      Total non-interest income for the quarter ended June 30, 2006 was $1.0 million as compared to $1.1 million for the quarter ended June 30, 2005. The decrease in the second quarter of 2006 was due to the establishment of a $286,000 valuation reserve for real estate held for sale in the quarter ended June 30, 2006. The 2006 quarterly decrease due to the establishment of the reserve was partially offset by a $55,000 increase of investment advisory fee revenue in the second quarter of 2006 as compared to the same quarter of 2005 and a $99,000 increase attributable to rental income from the Boston building, for the same quarters.

      A valuation reserve of $286,000 was recorded during the quarter ended June 30, 2006 because the estimated fair value, less selling costs, of real estate held for sale was less than the book value of the assets. The Company expects to consummate the sale before the end of 2006. It is possible that changes to the reserve may occur prior to, and related to, the sale of the real estate.

Non-interest Expense

      Total operating expenses increased by $823,000 to $4.5 million for the quarter ended June 30, 2006. The increase is primarily attributable to increases of salaries and employee benefits, professional fees, and advertising and marketing.

      Salaries and employee benefits increased $321,000 due primarily to salaries and benefits in 2006 associated with additional employees related to expansion initiatives in the Boston and Portsmouth markets as well as efforts to increase lending staff. Occupancy and equipment expenses increased $44,000 to $645,000, for the quarter ended June 30, 2006 due to higher utility costs, higher building maintenance costs due to the Boston building, and higher real estate taxes. Increases in these areas were partially offset by a decrease in depreciation in the quarter ended June 30, 2006 as compared to the same quarter of 2005 which included accelerated depreciation related to the Wal-Mart branches closed in 2005. Advertising and marketing expenses increased by $145,000 to $246,000 for the quarter ended June 30, 2006 due primarily to promotional costs associated with the April 2006 special CD promotion. Professional fees increased because of fees paid to employment search firms and legal expenses related to various issues including the Formal Agreement the bank signed with the OCC.

Income Taxes

      The net benefit for income taxes increased by $354,000 from $0 for the quarter ended June 30, 2005, to $354,000 for the quarter ended June 30, 2006. This was primarily the result of the $1.0 million reduction in pre-tax income between the same periods. The impact of the pre-tax income reduction was partially offset by a reduction in tax-exempt municipal income, and a reduction in dividends eligible for the dividends received deduction.

      Deferred tax assets are evaluated to determine whether it is "more likely than not" that a tax return benefit would be realized when the deferred items reverse. Evaluation considerations include the availability of historical and projected taxable income to offset the deferred items in the periods they are expected to reverse. While the recent trend of operating losses increases the likelihood that such taxable income may not occur in the future, management has determined that operational changes which have been made and are being made will generate sufficient income to allow for the recognition of the deferred tax assets. No valuation reserve was recorded as of June 30, 2006 or December 31, 2005.

Comparison of Operating Results for the Six Months Ended June 30, 2006 and 2005

General

      The net loss for the six months ended June 30, 2006 was $832,000 compared with net income of $155,000 for the six months ended June 30, 2005. For the six months ended June 30, 2006, net interest income increased by $69,000, non-interest income decreased $41,000, and operating expenses increased $1,502,000, as compared to the six months ended June 30, 2005.

Interest and Dividend Income

      Total interest and dividend income for the six months ended June 30, 2006 was $11.0 million, which was $2.0 million higher than the six months ended June 30, 2005. This increase was due to the favorable impact of a higher average asset yield and higher average interest-earning assets. The yield on earning assets increased to 6.03 % for the six months ended June 30, 2006 as compared to 5.03% for the six months ended June 30, 2005. In addition, lower yielding investments were replaced by higher yielding loans. Average interest earning assets of $364.7 million for the period ended June 30, 2006 were $6.6 million higher than average interest-bearing assets of $358.1 million for the period ended June 30, 2005.

      The increase in average yield was due primarily to a changing mix of assets. Average net loans for the six months ended June 30, 2006 were $64.2 million higher than the same period of 2005 and average investments were $58.7 million lower than the same period of 2005. The changing mix of earning assets reflects the Bank's efforts to increase its core lending efforts and decrease reliance on the investment portfolio for income.

      The Bank owns Federal Home Loan Bank of Boston (FHLBB) stock which normally pays a dividend each quarter. The FHLBB did not declare a dividend in the second quarter of 2006 because of new capital rules promulgated by its primary regulator. If the FHLBB had declared a dividend in accordance with its regular practices, the Company would have realized approximately $70,000 of additional dividend income in the second quarter of 2006. The FHLBB has indicated that it expects to resume paying a dividend in the third quarter of 2006 and that it expects to pay a third quarter dividend which compensates for the missed second quarter dividend.

Interest Expense

      Interest expense on interest-bearing liabilities for the six months ended June 30, 2006 was $5.6 million, a $1.9 million increase from the six months ended June 30, 2005. Higher rates paid for deposits and borrowed funds were the single largest contributor to the increase in interest expense. The average rate paid for interest bearing liabilities was 3.40% for the six months ended June 30, 2006 as compared to 2.33% for the same period of 2005. The increase in average rates occurred because of the increase in market short-term rates over the course of the past year.

      Interest expense on deposits increased for the six months ended June 30, 2006 due primarily to an increase in average balances during the six months ended June 30, 2006 as compared to the same period of 2005. Average interest-bearing deposit balances during the six months ended June 30, 2006 were $33.4 million higher than the same period of 2005. The increase in the 2006 period was primarily attributable to a special CD promotion in April 2006; the promotion raised $49 million in new CD balances. The average rate paid for deposit during the first six months of 2006 was 2.59%, up from 1.53% in the same period of 2005.

      Interest expense on borrowed funds, including subordinated debentures, for the six months ended June 30, 2006 increased by $464,000 to $2.7 million as compared to the six months ended June 30, 2005. The impact of lower average balances of borrowed funds during the 2006 six month period as compared to the same period of 2005 was not sufficient to offset increasing interest rates paid on borrowed funds for the same comparable periods. The average rate paid on borrowed funds increased to 5.06% in the first six months of 2006 as compared to 3.51% during the first six months of 2005.

      The Company relies on dividends from the Bank in order to pay its interest obligations on the subordinated debentures. At present, the Bank is required to obtain OCC approval before it pays dividends because of its negative earnings. While the OCC has granted the Bank approval to pay dividends in the past, there can be no assurance that the OCC will grant the Bank approval to pay dividends in the future.

Net Interest Income

      Net interest income for the six months ended June 30, 2006 increased by $69,000, to $5.4 million as compared to the six months ended June 30, 2005. The small increase in net interest income in the 2006 period was due primarily to the changing mix of earning assets. The significant increase of higher yielding loans and corresponding decrease of lower yielding investments offset the impact of generally increasing market short-term interest rates. Average loan balances were $64.2 million higher in the six months ended June 30, 2006 than in the six months ended June 30, 2005 while average investment balances were $58.7 million lower during the same comparable periods.

Average Balances and Yields

      The following table presents a summary of the Company's interest-earning assets and their average yields, and interest-bearing liabilities and their average rates for the six months ended June 30, 2006 and 2005. The average balances are derived from average daily balances.

                                                                      Six Months Ended June 30,
                                                           2006                                       2005
                                          Interest                                    Interest
                                          Income/      Average     Average Rate        Income/     Average     Average Rate
                                           Expense     Balance      Earned/Paid        Expense     Balance     Earned/Paid
                                          ---------------------------------------------------------------------------------
                                                                       (Dollars in thousands)
Assets
Interest earning assets:
  Federal funds sold and
    certificate of deposit                   $   117       $  4,132        5.66%      $   90       $  3,119        5.77%
  Investment securities:
    Taxable                                    2,254        107,959        4.18%       2,944        164,553        3.58%
    Tax-exempt                                   255         14,640        3.48%         352         16,737        4.21%
  Loans, net                                   8,362        237,954        7.03%       5,625        173,710        6.48%
                                             ----------------------                   ---------------------
    Total interest-earning assets             10,988        364,685        6.03%       9,011        358,119        5.03%
                                             -------                                  ------
Non-interest-earning assets                                  33,328                                  25,283
                                                           --------                                --------
Total assets                                                398,013                                 383,402
                                                           ========                                ========

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
  Savings                                         81         32,850        0.49%          92         35,560        0.52%
  NOW                                             19         36,446        0.10%          29         35,099        0.17%
  MMDA                                           878         56,802        3.09%         666         64,346        2.07%
  CD's                                         1,920         97,480        3.94%         667         55,189        2.42%
                                             ----------------------                   ---------------------
    Total interest-bearing deposits            2,898        223,578        2.59%       1,454        190,194        1.53%

  Other borrowed funds                           319         13,270        4.81%         160         11,060        2.89%
  Federal Home Loan Bank
    advances                                   1,963         82,139        4.78%       1,867        111,423        3.35%
  Subordinated debentures                        458         13,000        7.05%         249          7,348        6.78%
                                             ----------------------                   ---------------------
    Total interest-bearing liabilities         5,638        331,987        3.40%       3,730        320,025        2.33%
                                             -------                                  ------
Noninterest-bearing deposits                                 46,318                                  42,328

Other noninterest-bearing
  liabilities                                                 1,062                                   1,340
                                                           --------                                --------
Total liabilities                                           379,367                                 363,693
Total stockholders' equity                                   18,646                                  19,709
                                                           --------                                --------
Total liabilities and stockholders'
  Equity                                                   $398,013                                $383,402
                                                           ========                                ========

Net interest income                          $ 5,350                                  $5,281
                                             =======                                  ======
Interest rate spread                                                       2.63%                                   2.70%
                                                                          =====                                   =====
Net interest margin                                                        2.93%                                   2.95%
                                                                          =====                                   =====

Non-interest Income

      Total non-interest income for the six months ended June 30, 2006 was level at $2.3 million as compared to the six months ended June 30, 2005. A decrease of non-interest income in the first half of 2006 due to the establishment of a $286,000 valuation reserve for real estate held for sale was offset by a $109,000 increase of investment advisory fee revenue in 2006 as compared to the same period of 2005 and an $189,000 increase attributable to rental income from the Boston building, for the same comparable periods. A decrease in the same comparable periods of $111,000 in gains on sale of investment securities was offset by increases in fair value of derivatives associated with investment securities.

      A valuation reserve of $286,000 was recorded during the quarter ended June 30, 2006 because the estimated fair value, less selling costs, of real estate held for sale was less than the book value of the assets. The Company expects to consummate the sale before the end of 2006. It is possible that changes to the reserve may occur prior to, and related to, the sale of the real estate.

Non-interest Expense

      Total operating expenses for the six months ended June 30, 2006 increased by $1,502,000, or 20%, to $8.9 million. A significant reason for the increase is increased costs associated with the Boston branch purchase in June 2005 and the Portsmouth branch opening in April 2006. In addition, during the six months ended June 30, 2006, the Bank incurred professional fees associated with the Formal Agreement between the Bank and the OCC as well as placement fees associated with the employment of new lending officers and senior management personnel. There were no significant operating expenses related to the two new branches included in the 2005 six month reporting period.

      Salaries and employee benefits for the six months ended June 30, 2006 increased $477,000 to $4.6 million. In addition to new employees for the new branches noted above, the Bank has hired a number of new lending officers to increase loan originations. Occupancy and equipment expenses increased $185,000 to $1.4 million for the six months ended June 30, 2006 due primarily to increases in utilities, repairs and maintenance, and real estate taxes which were partially offset by lower leasehold depreciation expenses. Depreciation on leasehold improvements decreased by $58,000 to $52,000 for the six months ended June 30, 2006 due to the acceleration of amortization on the leasehold improvements at the Wal-Mart branches during the same period of 2005. Advertising and marketing expenses increased by $172,000 to $333,000 for the six months ended June 30, 2006 due primarily to higher media costs in 2006. Professional fees increased by $452,000 to $879,000 for the six months ended June 30, 2006 due primarily to an increase in legal expenses associated with the Formal Agreement between the Bank and the OCC as well as placement agency fees associated with the employment of new lending officers and senior management personnel. Professional fees were also incurred for accounting and finance services incurred while the Bank was looking for a CFO.

Income Taxes

      The net benefit for income taxes increased by $445,000 from $20,000 for the six months ended June 30, 2005, to $465,000 for the six months ended June 30, 2006. This was primarily the result of the $1.4 million reduction in pre-tax income for the same periods. The impact of the pre-tax income reduction was partially offset by a reduction in tax-exempt municipal income, and a reduction in dividends eligible for the dividends received deduction.

      Deferred tax assets are evaluated to determine whether it is "more likely than not" that a tax return benefit would be realized when the deferred items reverse. Evaluation considerations include the availability of historical and projected taxable income to offset the deferred items in the periods they are expected to reverse. While the recent trend of operating losses increases the likelihood that such taxable income may not occur in the future, management has determined that operational changes which have been made and are being made will generate sufficient income to allow for the recognition of the deferred tax assets. No valuation reserve was recorded as of June 30, 2006 or December 31, 2005.

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

      Certain strategies have been utilized in 2006 to reduce the current level of interest rate risk given the prospects for an improving economy and an increase in market interest rates. These strategies currently include, but are not limited to, fixing the cost of certain liability sources, adding interest rate sensitivity to the investment securities portfolio, and shortening the duration of certain newly originated commercial loan products. On an ongoing basis, management analyzes the pros and cons of positioning with a narrower or wider interest rate mismatch and whether an asset sensitive or liability sensitive balance sheet is targeted and to what degree. This analysis considers, but is not limited to, originating adjustable and fixed rate mortgage loans, managing the cost and structure of deposits, analyzing actual and projected asset cash flow, considering the trade-offs of short versus long-term borrowings, and reviewing the pros and cons of certain investment security sectors.

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

      From time to time, the Bank utilizes advances from the Federal Home Loan Bank of Boston (the "FHLB") primarily in connection with its management of the interest rate sensitivity of its assets and liabilities, to complement or supplement the volume of retail funding, as well as to selectively capitalize on leverage opportunities. Total advances outstanding at June 30, 2006 amounted to $72.3 million. The Bank's ability to borrow from the FHLB is dependent upon the amount and type of collateral the Bank has to secure the borrowings. Such collateral consists of, but is not limited to, one-to-four family owner-occupied residential mortgage loans and federal agency obligations. As of June 30, 2006, the Bank's total borrowing capacity through the FHLB was $106.5 million. The Bank has additional capacity to borrow federal funds from other banks and through such instruments as repurchase agreements utilizing federal agency obligations and mortgage-backed securities as collateral. The Bank must get regulatory permission to accept brokered deposits because of its classification as adequately capitalized.

      A major portion of the Bank's liquidity consists of cash and cash equivalents, short-term investments, U.S. Government and federal agency obligations, mortgage-backed securities, and other debt securities. The level of these assets is dependent upon the Bank's operating, lending, and financing activities during any given period. Certificates of deposit, which are scheduled to mature in one year or less, totaled $113.8 million at June 30, 2006. Based upon historical experience, the Bank believes that a significant portion of such deposits will remain with the Bank. On a monthly basis, the Company currently generates an average of approximately $4 million in cash flow from the loan and investment securities portfolios. These funds are primarily used to either re-invest in new loans and investment securities or utilized in conjunction with the management of the level of deposit balances or borrowed funds.

      On June 30, 2006, the Company and the Bank exceeded minimum capital requirements applicable to them. As a result of the Formal Agreement with the OCC, the Bank is deemed to be "adequately capitalized" under Prompt Corrective Action regulations. Further, the Formal Agreement requires that the Bank raise its capital ratios to the following minimum levels by December 31, 2006: total capital to risk-weighted assets of 11%, tier 1 capital to risk-weighted assets of 10%, and tier 1 capital to average assets of 8%. Management is currently considering a number of alternatives that would enable the bank to achieve the higher capital ratios by December 31, 2006, but at this time a final decision has not been made. The table below presents the capital ratios at June 30, 2006, for the Company and the Bank, as well as the minimum regulatory requirements.

                                                                                                   Minimum
                                                                            Minimum                Capital
                                                                            Capital                Standards
                                                                           Standards             Beginning on
                                                      Actual            Prior to 12/31/06          12/31/06
                                                --------------------   -------------------    --------------------
                                                  Amount     Ratio       Amount     Ratio       Amount     Ratio
                                                --------- ----------   ---------- --------    --------- ----------
Bank:
     Total capital to risk-weighted assets       $28,341      9.76%      $23,241    8.00%      $31,956     11.00%
     Tier 1 capital to risk-weighted assets       26,456      9.11%       11,620    4.00%       29,051     10.00%
     Tier 1 capital to average assets             26,456      6.71%       15,769    4.00%       31,539      8.00%
Company:
     Total capital to risk-weighted assets       $29,755     10.22%      $23,296    8.00%      $23,296      8.00%
     Tier 1 capital to risk-weighted assets       21,281      7.31%       11,648    4.00%       11,648      4.00%
     Tier 1 capital to average assets             21,281      5.39%       15,800    4.00%       15,800      4.00%

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

      Lending commitments include commitments to originate loans and to fund unused lines of credit. The Bank evaluates each customer's creditworthiness on a case-by-case basis. At June 30, 2006, the Bank had $20.3 million of outstanding commitments to originate loans and $52.1 million of unused lines of credit. The Bank anticipates that it will have sufficient funds available to meet these commitments, though some commitments may expire and many unused lines are not drawn upon.

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

Our investment management business poses several risks

      We may not be able to retain existing investment management clients, nor attract new ones. Lack of new clients or the loss of existing clients could reduce the fee income generated from this business. In addition, the business generates a majority of its revenue from a handful of clients, thus the loss of one or two large clients could materially reduce fee income.

      We may not be able to indefinitely retain existing investment management personnel. Loss of key personnel could negatively impact customer retention or growth due to the high orientation to customer knowledge and customer service in this industry.

Our current loan quality and historical loan growth may not continue, particularly in new markets or with the loans acquired at the Boston branch

      While the Bank has shown a very low level of loan charge-offs and non-accrual loans in recent years, there can be no assurance that these favorable results will continue in the future. Credit quality standards may change, substantial growth may weaken underwriting or other controls, or new customers or relationships may not perform as expected.

      Economic or other external factors, deterioration in credit quality, or appropriate changes in the reserve estimation process as a result of changes in assumptions, as well as other possible factors, may cause the loan loss allowance balance to be increased through charges to current earnings by increasing the loan loss provision.

      There can be no assurance that loan customers associated with the loan balances acquired with the Boston office will choose to remain our customers. Competition for loans is intense and a majority of the loans could be refinanced elsewhere without financial hardship to the borrower. Despite our due diligence on the portfolio, there is also a risk that loan quality may deteriorate as we did not perform the original underwriting.

      As the Company continues to hire new commercial lenders, the maintenance of high credit quality and continued growth in loan balances is not assured.

      The opening of a branch office in Portsmouth, New Hampshire offers no assurances that sufficient loan balances of acceptable quality can be generated to offset the current and future operating expenses of the operation. The origination of high quality loans, which the Bank is accustomed to, also cannot be assured.

Our earnings may not be in accordance with expectations

      We have experienced significant growth in assets, acquired an investment management business, purchased two new branches in two non-contiguous markets, and opened a branch in a non-contiguous market. Revenue growth may not meet our expectations in one or more of these areas, while expenses have already been incurred and expense commitments for the future have been made. Entering into new markets and new lines of businesses with limited or no experience or pre-existing business presence poses an inherent risk.

      Due to competitive conditions, market conditions, and other factors, growth in deposit balances, loan balances, or investment management revenues may not be in accordance with expectations. Operating results are also significantly impacted by factors beyond management's control such as interest rate conditions and general economic conditions; in particular the general level of interest rates and the resultant impact on asset yields and the cost of funds, as well as the ability and willingness of borrowers to fulfill their debt obligations during various economic cycles.

      If our earnings do not improve, our access to capital may be impacted further and regulatory scrutiny will continue to increase.

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

      The Bank may not generate positive earnings in future periods when timing differences related to deferred tax assets reverse. If future earnings cannot be reasonable forecasted, a deferred tax asset valuation allowance may need to be established which would have an additional negative impact on earnings.

We may not be able to attract new deposit customers in new markets or retain existing deposit customers

      We have opened branches in several non-contiguous markets that are presently served by other financial institutions. We may not be successful in generating revenue by raising deposits and originating loans to offset the initial and ongoing expense of operating these new locations due to loyalty to existing banks or other competitive or market factors.

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

      Management anticipates, but cannot assure, that continued focus on growth in core deposit categories will generate sufficient growth in targeted deposit categories and continued growth of deposit fee income.

      The Company is hopeful that solid growth will occur in all core deposit categories, particularly in new markets. Growth cannot be assured, however, particularly during a period when consumers may perceive more value in other investment options. The inability to grow deposits ultimately limits asset growth. An inability to grow deposits sufficient to support loan-funding requirements would result in an increase in the Bank's already high level of reliance on generally higher cost wholesale funding.

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

The interest rate environment may reduce our earnings or liquidity or the Company may not respond sufficiently to changes in interest rates or other factors impacting the business

      Changes in the interest rate environment may have a significant impact on the future earnings and liquidity of the Company. If interest rates continue to rise or the yield curve remains flat, net interest income may be further reduced. Liquidity could be reduced in the future if customers choose other investment options. Liquidity could also be negatively impacted if current strategies to increase deposit balances do not occur as planned due to competitive or other factors. Although we may be successful raising deposits in certain markets, we may have to pay higher than planned rates on these deposits to do so.

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

      The Company maintains its entire portfolio of long-term fixed rate loans on its books and is thus susceptible to interest rate risk in this higher rate environment to the extent the prepayment activity on these loans falls, while the cost of funds increases. To the extent longer-term fixed rate loans are being held on the books at low interest rates, it is important that growth in longer-term checking and savings balances occurs in several markets.

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

The Bank signed a Formal Agreement with the OCC in June 2006. The bank may not be able to achieve the requirements of the Agreement and may be subject to further restriction imposed by the OCC.

      The agreement calls for the Bank to achieve higher capital levels, retain competent management, adopt a new strategic plan, adopt an interest rate risk management plan, and improve liquidity. Failure to achieve the objectives stated in the Agreement could result in the Bank being subject to further regulatory action and limitation on the Bank's ability to conduct regular banking activities.

      The Formal Agreement requires that the Bank attain certain regulatory capital ratios by December 31, 2006. The Company's ability to raise the capital needed to meet the ratios set forth in the Formal Agreement will depend on a number of factors, including conditions in the capital markets at that time, the Company's financial performance, and the SEC's willingness to grant the Company a waiver of the capital raising restriction described above. If the Bank is not able to raise new capital it may have to begin a program to shrink the size of the Bank. This could have a negative impact on the Bank's ability to originate new loans. The elimination of business lines of the Bank could have further negative impact on earnings if a reduction of operating expenses does not offset the loss of income from disposed assets.

      The direct costs of compliance with the Formal Agreement include legal and consulting fees, higher FDIC insurance rates, increased examination fees, and staffing costs, which all decrease earnings and reduce the capital base. Other costs include significant dedication of resources that shift the focus of the organization away from growing the customer base to ensuring that past issues are addressed and controls are put into place to prevent future issues. The Formal Agreement will restrict the ability of the Company and the Bank to declare dividends, of the Company to acquire treasury stock and the Bank to engage in certain non-bank activities. In addition, the Bank is required to maintain higher levels of capital than other financial institutes without similar regulatory issues. The management team has been actively engaged in addressing the specific issues raised in the Formal Agreement and ensuring compliance with all requirements. Noncompliance with such Formal Agreement may also have adverse effects upon the Company and the Bank.

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

PART II -- OTHER INFORMATION

ITEM 1. Legal Proceedings

      Except as set forth below, there has been no material changes in legal proceedings from the information provided in Item 3, "Legal Proceedings" of the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006.

31-33 State Street

      On December 7, 2005, the Company was served with a Violation Notice by the City of Boston Inspectional Services Department concerning unsafe maintenance and areas of exterior spalling of masonry with respect to the building owned by the Company's wholly owned subsidiary, First Ipswich Realty Company, LLC ("Realty LLC") at 31-33 State Street, Boston, Massachusetts. Realty LLC is listed as a defendant in the civil action now pending before the Boston Housing Court. Realty LLC has entered into negotiations with the City concerning remedial actions required to bring the building facade into compliance with the Massachusetts State Building Code and a tentative agreement has been reached in principle with respect to the timeframe for the completion of the repairs. Realty LLC believes that if all of the repairs are made in a timely manner, consistent with the agreement reached in principle, no further action will be taken by the City and that the complaint will be dismissed. Realty LLC has, as of this date, performed certain remedial work to eliminate what are believed to be emergency repairs. The remaining repair work commenced in the summer of 2006 and should be completed by January 7, 2007, depending upon the weather, labor disputes, casualty, and other causes beyond the control of Realty LLC. It is contemplated that responsibility for the timely completion of the repairs will transfer to the buyer of the property.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

      On April 19, 2006, the Company held its Annual Meeting of Stockholders. The following actions were taken at the Annual Meeting:

      1. The following eleven nominees were elected to serve as directors for a one-year term and until their successors are duly elected and qualified by the following votes:

        Name                                  For                  Withheld
---------------------------            -----------------        ---------------
Robert R. Borden, III                      1,581,831                 1,830
Timothy R. Collins                         1,581,831                 1,830
John T. Coughlin                           1,582,861                   800
Craig H. Deery                             1,581,831                 1,830
Edward D. Dick                             1,581,831                 1,830
Stephanie R. Gaskins                       1,581,831                 1,830
Donald P. Gill                             1,582,861                   800
H. A. Patrician, Jr.                       1,582,861                   800
Neil St. John Raymond                      1,581,831                 1,830
Neil St. John Raymond, Jr.                 1,582,861                   800
William J. Tinti                           1,582,861                   800

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

ITEM 5. Other Information

      None

ITEM 6. Exhibits

      31.1 Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934.

      31.2 Certification of Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934.

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

                             FIRST IPSWICH BANCORP


Date: August 14, 2006      By: /s/ Russell G. Cole
                               -----------------------
                               Russell G. Cole
                               President and Chief Executive Officer

Date: August 14, 2006      By: /s/ Timothy L. Felter
                               -----------------------
                               Timothy Felter
                               Senior Vice President and Chief Financial Officer