Form 10QSB
period 2006-09-30
FIRST IPSWICH BANCORP /MA
filed 2006-11-14
CIK 885979

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                   FORM 10-QSB

                               -------------------

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2006

|_| TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______________ to ______________

                        Commission File Number 333-114018

                               -------------------

                              First Ipswich Bancorp
        (Exact name of small business issuer as specified in its charter)

                               -------------------


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

                               -------------------

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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: At October 31 2006, there were 2,240,120 shares of common stock outstanding, par value $1.00 per share.

      Transitional Small Business Disclosure Format (Check one): YES |_|  NO |X|

================================================================================

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES
                                   FORM 10-QSB

                                      Index

                                                                            Page
                                                                            ----

PART I   FINANCIAL INFORMATION


Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 2006 and
         December 31, 2005                                                     3

         Consolidated Statements of Operations for the quarter and
         nine months ended September 30, 2006 and 2005                         4

         Consolidated Statements of Changes in Stockholders' Equity for the
         nine months ended September 30, 2006 and 2005                         5

         Consolidated Statements of Cash Flows for the nine months ended
         September 30, 2006 and 2005                                           6

         Notes to Consolidated Financial Statements                            7

Item 2.  Management's Discussion and Analysis                                  9

Item 3.  Controls and Procedures                                              27

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    28

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          28

Item 3.  Defaults Upon Senior Securities                                      29

Item 4.  Submission of Matters to a Vote of Security Holders                  29

Item 5.  Other Information                                                    29

Item 6.  Exhibits                                                             29

         Signatures                                                           29

PART I--FINANCIAL INFORMATION

ITEM 1. Financial Statements

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (unaudited)
                        (In thousands, except share data)

                                                                September 30,  December 31,
                                                                    2006          2005
                                                                 ----------     ----------
ASSETS
Cash and due from banks                                          $   14,033     $   11,179
Federal funds sold                                                   11,394             82
                                                                 ----------     ----------

Total cash and cash equivalents                                      25,427         11,261
                                                                 ----------     ----------

Certificates of deposit                                               3,357          3,295
Securities available for sale, at fair value                         97,218         88,375
Securities held to maturity, at amortized cost                           --         28,769
Federal Home Loan Bank stock, at cost                                 4,140          6,647
Federal Reserve Bank stock, at cost                                     774            774
Loans, net of allowance for loan losses of $1,926 and $1,739        250,429        234,613
Banking premises and equipment, net                                   4,322          4,758
Real estate held for sale                                             5,134          4,486
Other assets                                                         12,146         11,426
                                                                 ----------     ----------

Total assets                                                     $  402,947     $  394,404
                                                                 ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                         $  276,520     $  258,860
Short-term borrowings                                                71,621         71,262
Long-term borrowings                                                 22,392         31,087
Subordinated debentures                                              13,000         13,000
Other liabilities                                                     2,195          1,235
                                                                 ----------     ----------

Total liabilities                                                   385,728        375,444
                                                                 ----------     ----------

Stockholders' equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized,
   none issued                                                           --             --
Common stock, $1.00 par value; 4,000,000 shares authorized,
   2,240,120 issued                                                   2,240          2,240
Additional paid-in capital                                            9,936          9,936
Retained earnings                                                     6,355          8,054
Accumulated other comprehensive loss                                 (1,201)        (1,159)
Treasury stock, at cost  (20,490 shares)                               (111)          (111)
                                                                 ----------     ----------

Total stockholders' equity                                           17,219         18,960
                                                                 ----------     ----------

Total liabilities and stockholders' equity                       $  402,947     $  394,404
                                                                 ==========     ==========

          See accompanying notes to consolidated financial statements.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                      (In thousands, except per share data)

                                                           Quarter Ended         Nine Months Ended
                                                           September 30,           September 30,
                                                       --------------------    --------------------
                                                         2006        2005        2006        2005
                                                       --------    --------    --------    --------
Interest and dividend income:
   Interest and fees on loans                          $  4,692    $  3,730    $ 13,054    $  9,355
   Interest on debt securities:
      Taxable                                             1,010       1,089       3,156       3,641
      Tax-exempt                                            131         177         386         530
   Dividends on equity securities                           159         108         267         499
   Other interest                                            94          45         211         135
                                                       --------    --------    --------    --------
         Total interest and dividend income               6,086       5,149      17,074      14,160
                                                       --------    --------    --------    --------
Interest expense:
   Interest on deposits                                   1,829         764       4,727       2,219
   Interest on borrowed funds                             1,083       1,154       3,365       3,180
   Interest on subordinated debentures                      243         238         701         487
                                                       --------    --------    --------    --------
         Total interest expense                           3,155       2,156       8,793       5,886
                                                       --------    --------    --------    --------
Net interest income                                       2,931       2,993       8,281       8,274

Provision for loan losses                                    66          78         131         185
                                                       --------    --------    --------    --------
Net interest income, after provision for loan losses      2,865       2,915       8,150       8,089
Other income:
   Investment advisory fees                                 453         413       1,337       1,187
   Service charges on deposit accounts                      296         357         879         962
   Credit card fees                                         219         211         579         553
   Trust fees                                               106         134         316         370
   Non-deposit investment fees                               83          94         239         274
   Gain (loss) on sales and calls of securities, net       (810)         (3)       (859)         58
   Rental Income                                             99         142         288         142
   Valuation reserve for building held for sale             (33)         --        (319)         --
   Write down of fixed assets                              (340)         --        (340)         --
   Miscellaneous                                            162         106         414         248
                                                       --------    --------    --------    --------
         Total other income                                 235       1,454       2,534       3,794
                                                       --------    --------    --------    --------
Operating expenses:
   Salaries and employee benefits                         2,392       2,151       7,001       6,283
   Occupancy and equipment                                  702         833       2,057       2,003
   Professional fees                                        332         347       1,211         774
   Credit card interchange                                  140         144         382         377
   Advertising and marketing                                 51          93         384         254
   Data processing                                          199         188         551         558
   ATM processing                                           114          92         328         279
   Other general and administrative                         420         392       1,317       1,092
                                                       --------    --------    --------    --------
         Total operating expenses                         4,350       4,240      13,231      11,620
                                                       --------    --------    --------    --------
Income (loss) before income taxes                        (1,250)        129      (2,547)        263

Credit for income taxes                                    (438)         (1)       (903)        (21)
                                                       --------    --------    --------    --------
Net income (loss)                                      $   (812)   $    130    $ (1,644)   $    284
                                                       ========    ========    ========    ========
Weighted average common shares outstanding:
   Basic                                                  2,220       2,220       2,220       2,220
                                                       --------    --------    --------    --------
   Diluted                                                2,220       2,220       2,220       2,220
                                                       --------    --------    --------    --------
Earnings (loss) per share:
   Basic                                               $  (0.37)   $   0.06    $  (0.74)   $   0.13
                                                       ========    ========    ========    ========
   Diluted                                             $  (0.37)   $   0.06    $  (0.74)   $   0.13
                                                       ========    ========    ========    ========

          See accompanying notes to consolidated financial statements.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                      (In thousands, except per share data)

                                                                                          Accumulated
                                                            Additional                       Other
                                                             Paid-in        Retained     Comprehensive
                                           Common Stock      Capital        Earnings          Loss       Treasury Stock     Total
                                           ------------      -------        --------     -------------   --------------   --------
Balance at December 31, 2004                  $ 2,240        $9,936         $8,210          $(457)          $(111)        $ 19,818
                                                                                                                          --------
Comprehensive loss:
    Net income                                                                 284                                             284
    Unrealized loss on securities
      available for sale, net of
      reclassification adjustment and
      tax effect                                                                             (541)                            (541)
                                                                                                                          --------
        Total comprehensive loss                                                                                              (257)
                                                                                                                          --------
Cash dividends declared ($.0375 per
    share)                                                                     (84)                                            (84)
                                              -------        ------        -------        -------          ------         --------
Balance at September 30, 2005                   2,240         9,936          8,410           (998)           (111)          19,477
                                              =======        ======        =======        =======          ======         ========

Balance at December 31, 2005                    2,240         9,936          8,054         (1,159)           (111)          18,960
                                                                                                                          --------
Comprehensive loss:
    Net loss                                                                (1,644)                                         (1,644)
    Unrealized loss on securities
      available for sale, net of
      reclassification adjustment and
      tax effect                                                                              (42)                             (42)
                                                                                                                          --------
             Total comprehensive loss                                                                                       (1,686)
                                                                                                                          --------
Cash dividends declared ($.0250 per
    share)                                                                     (55)                                            (55)
                                              -------        ------        -------        -------          ------         --------
Balance at September 30, 2006                 $ 2,240        $9,936        $ 6,355        $(1,201)         $ (111)        $ 17,219
                                              =======        ======        =======        =======          ======         ========

          See accompanying notes to consolidated financial statements.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                 (In thousands)

                                                                          Nine Months Ended
                                                                            September 30,
                                                                            -------------
                                                                          2006        2005
                                                                        --------    --------

Cash flows from operating activities:
   Net income (loss)                                                    $ (1,644)   $    284
   Adjustments to reconcile net income to net cash provided
     (used) by operating activities:
     Provision for loan losses                                               131         185
     Losses (gains) on sales and calls of securities, net                    859         (58)
     Depreciation and amortization                                           554         786
     Net amortization of securities, including certificate of deposit         92         207
     Increase of valuation reserve for real estate held for sale             319          --
     Derivative fair value adjustment                                       (188)        (50)
     Amortization of core deposit intangible                                 121          83
     Write down of fixed assets                                              340
     Net change in other assets and other liabilities                      1,202        (429)
                                                                        --------    --------
         Net cash provided (used) by operating activities                  1,786       1,008
                                                                        --------    --------
Cash flows from investing activities:
   Activity in available-for-sale securities:
     Purchases                                                            (2,887)    (33,417)
     Sales                                                                   101      60,933
     Maturities, calls and paydowns                                       17,656      35,387
     Transfer to available for sale from held-to-maturity                 26,566          --
   Activity in held-to-maturity securities:
     Maturities, calls and paydowns                                        2,094       2,497
     Transfer to available for sale from held-to-maturity                (26,566)         --
   Redemption (purchase) of Federal Home Loan Bank stock                   2,507      (1,057)
   Purchase of Federal Reserve Bank stock                                     --        (225)
   Net cash paid in acquisition of Boston branch                              --     (29,389)
   Loan originations, net of repayments                                  (15,685)    (16,204)
   Additions to premises and equipment, net                                 (675)        (81)
                                                                        --------    --------
         Net cash provided (used) by investing activities                  3,111      18,444
                                                                        --------    --------
Cash flows from financing activities:
   Net increase (decrease) in deposits                                    17,660      (8,111)
   Net increase (decrease) in short-term borrowings                          359     (10,382)
   Proceeds from subordinated debenture                                       --       7,000
   Repayment of long-term debt                                            (8,695)     (5,743)
   Cash dividends paid                                                       (55)        (84)
                                                                        --------    --------
         Net cash provided (used) by financing activities                  9,269     (17,320)
                                                                        --------    --------
Net increase (decrease) in cash and cash equivalents                      14,166       2,132
Cash and cash equivalents at beginning of period                          11,261       9,076
                                                                        --------    --------

Cash and cash equivalents at end of period                              $ 25,427    $ 11,208
                                                                        ========    ========

Supplemental disclosures:
   Interest paid                                                        $  8,609    $  5,886
   Income taxes paid                                                          58         135
   Reclassification of goodwill to fixed assets related to final
     purchase accounting of Boston branch                                    750          --

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

      Formal Agreement - On June 28, 2006 the Bank entered into a Formal Agreement with its primary Federal banking regulator, The Comptroller of the Currency. The agreement calls for the Bank to achieve higher capital levels, retain competent management, adopt a new strategic plan, adopt an interest rate risk management plan, and improve liquidity. The timeframes for completing the various requirements included in the Agreement range from 90 to 180 days from the date of the agreement. Through November 14, 2006, the Bank has met all deadlines listed in the Formal Agreement

      As a result of becoming subject to the Formal Agreement, the Bank, is deemed to be "adequately capitalized" under Prompt Corrective Action regulations.

      In September 2006, the FASB Issued Statement of Financial Account Standards No. 157, "Fair Value Measurements." (SFAS 157). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company's financial statements.

      In July, 2006 the FASB issued Financial Accounting Standards Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the effects of FIN 48.

      On September 13, 2006, the Securities and Exchange Commission "SEC" issued Staff Accounting Bulleting No. 108 ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company's balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. SAB 108 will be applicable to all financial statements issued by the Company after November 15, 2006. The Company does not expect that SAB 108 will have a significant impact on the reported results of operations or financial condition.

(2) Stockholders' Equity and Earnings per Share

      Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding for the period. There were no common stock equivalents outstanding for the three and nine month periods ended September 30, 2006 and September 30, 2005.

(3) Commitments

      At September 30, 2006, the Company had outstanding commitments to originate loans of $9.6 million. Unused lines of credit and open commitments available to customers at September 30, 2006 amounted to $46.1 million, of which $14.9 million related to construction loans, $11.4 million related to home equity lines of credit, $4.6 million related to credit card loans, and $15.2 million related to other open commitments.

(4)  Segment Reporting

      Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the nine-month periods ended September 30, 2006 and September 30, 2005 is below.

                                                      Investment  Consolidated
                                        Banking        Advisory      Totals
                                        -------        --------      ------
                                              (Dollars in thousands)

September 30, 2006:
Net interest and dividend income       $   8,278       $    3      $   8,281
Other revenue: external customers          1,197        1,337          2,534
Net income (loss)                         (1,971)         327         (1,644)
Assets                                 $ 400,079       $2,868      $ 402,947

September 30, 2005:
Net interest and dividend income       $   8,274           --      $   8,274
Other revenue: external customers          2,607       $1,187          3,794
Net income                                    64          220            284
Assets                                 $ 387,581       $2,748      $ 390,329

(5) Real Estate Held for Sale

Real estate held for sale consists of the land and building acquired in the Boston branch acquisition. These assets are being carried at their estimated fair value, less selling costs. A valuation reserve of $33,000 was recorded during the quarter ended September 30, 2006 because the estimated fair value, less selling costs, was less than the book value of the assets. The total valuation reserve recorded in the first nine months of 2006 was $319,000

(6) Investment Portfolio

Effective September 30, 2006, the Company reclassified $26.6 million of investments held to maturity into investments available for sale, reflecting the opinion of management that all investments may not be held until maturity and that the Company may want to make future strategic changes in the investment portfolio. The net unrealized loss on the reclassified securities totaled $0.7 million and the after-tax net unrealized loss reflected on the balance sheet in the "accumulated other comprehensive loss" portion of stockholders' equity was $0.4 million.

In addition, as of September 30, 2006, the Company has identified approximately $43 million of investment securities classified as available for sale that it intends to sell as part of the Strategic Plan to achieve compliance with the Formal Agreement. Accordingly, because the Company no longer has the intent to hold these securities to maturity, the Company recognized an other-than-temporary impairment loss of $0.8 million which represented the excess of amortized cost over the market value of the securities to be sold at September 30, 2006. This loss is reflected in other income in the accompanying consolidated statements of operations for the quarter and nine months ended September 30, 2006.

The Company owns a collateralized bond obligation security with a book value of $3.3 million. The market value of the security is approximately $2.7 million as of September 30, 2006. The Company has reviewed the security for other than temporary impairment and determined that all principal payments are expected to be received at or before final maturity. The Company will continue to evaluate the security on a periodic basis to determine if other than temporary impairment should be recognized.

(7) Income Taxes

Deferred tax assets are evaluated to determine whether it is "more likely than not" that a tax return benefit would be realized when the deferred items reverse. Evaluation considerations include the availability of historical and projected taxable income to offset the deferred items in the periods they are expected to reverse. Management has determined that operational changes which have been made and are being made will generate sufficient income to allow for the recognition of the deferred tax assets. No valuation reserve was recorded as of September 30, 2006 or December 31, 2005.

(8) Sale of Trust Department

On August 24, 2006, the Bank entered into an agreement to sell the Bank's traditional Trust Department to Eastern Bank. The initial closing date for the sale was October 31, 2006. The initial transfer of trust accounts resulted in a net gain of $330,000. Additional transfers may occur over the course of the next year as additional clients approve of the change in trustee which would result in the recognition of additional gains on the sale and transfer up to $40,000 of additional gains.


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

Executive Summary

      The first nine months of 2006 has been a challenging time for the Company. Earnings have been weak, and executive management has undergone change at the CEO and CFO levels.

      On June 28, 2006, the Bank entered into a Formal Agreement with its primary Federal banking regulator, The Comptroller of the Currency (OCC). The agreement calls for the Bank to achieve higher capital levels, retain competent management, adopt a new strategic plan, adopt an interest rate risk management plan, and improve liquidity. The timeframe for completing the various components of the Agreement ranges from 90 to 180 days from the date of the agreement.

      The Bank has established a Compliance Committee of the Board of Directors to ensure compliance with the terms of the Formal Agreement. The Bank has also retained the services of an investment banker to assist with the development and execution of plans to meet the requirements identified in the Formal Agreement.

      The Bank has completed and submitted to the OCC a strategic plan, a capital plan, a liquidity contingency plan, an interest rate risk management plan, and a report which includes an evaluation of management. These plans were submitted on a timely basis and in accordance with the Formal Agreement. The Formal Agreement calls for, and the OCC has issued, a determination of no supervisory objection to the Bank's capital and strategic plans.

      Both the Board and Management are committed to returning the Company to profitability and complying with the Formal Agreement.

      The Strategic Plan calls for the Company to become a high performing company with an emphasis on community banking and wealth management. The Strategic Plan will be implemented over the next six months, and will allow the Bank to achieve the capital ratio objectives established in the Formal Agreement. The Bank will renew its efforts to meet the core banking needs of its business and consumer clients. The Plan's capital objectives will be achieved via a mix of increased revenues and a significant decrease of operating expenses.

      The implementation of the Plan requires restructuring charges. Restructuring costs totaling $1.4 million on a pre-tax basis and $0.9 million on an after-tax basis are included in earnings reported for the quarter ended September 30, 2006. Restructuring costs include impairment losses recognized on the anticipated sale of securities of $0.8 million, write-downs of fixed assets no longer intended to be used in operations of the business of $0.3 million, and severance costs related to personnel changes of $0.2 million. If the restructuring charges were not recorded in the quarter ended September 30, 2006, the Company would have reported an after-tax profit of $109,000.

      Certain aspects of the Strategic Plan have been announced. The Bank has initiated the following expense reduction efforts: consolidation of the Rowley branches, restructuring and reduction of staff levels, sale of the Trust Department, and a consolidation of operating facilities. Additional efforts are under way to reduce expenses further.

      The Company is reporting a net loss of $812,000 for the quarter ended September 30, 2006 as compared to net income of $130,000 in the same period of 2005 and a net loss of $1,644,000 for the nine months ended September 30, 2006 as compared to net income of $284,000 for the same period of 2005. The Company's loss for the three months ended September 30, 2006 reflects losses associated with the restructuring required to implement the Strategic Plan. Restructuring costs total $1.4 million on a pretax basis and $0.9 million on an after-tax basis. Net interest income at the Company, and the banking industry in general, continues to be under pressure. Growth of the loan portfolio allowed the Company to maintain its net interest income level for the first nine months of 2006 as compared to the same period of 2005. Loan growth was attained through the purchase of the new Boston branch in June 2005 and the subsequent hiring of new loan officers for various markets in 2006. However, salaries and occupancy costs incurred to operate the new branch have had a negative impact on non-interest expenses. In addition, increased professional fees and advertising and marketing expenses have had a negative impact on non-interest expenses. It is expected that net interest income will continue to be under pressure for the remainder of the year. Management continues to look for strategic steps to improve profitability by increasing earnings and decreasing expenses.

Critical Accounting Policies

      Critical accounting policies are defined as those that reflect significant judgments and uncertainties, and the application of which could potentially result in materially different results under different assumptions and conditions. Accounting policies considered critical to the Company's financial statements include the allowance for loan losses and impairment of securities and intangible assets, including goodwill and core deposit intangibles. The methodology for assessing the appropriateness of the allowance for loan losses is considered a critical accounting policy by management due to the degree of judgment involved, the subjectivity of the assumptions utilized, and the potential for changes in the economic environment that could result in changes to the total amount of the allowance for loan losses considered necessary. Management considers impairment of investment securities to be a critical accounting policy because of the impairments' possible materiality to the financial statements and the judgments involved. During the quarter ended September 31, 2006 the Company recognized other-than-temporary permanent impairment of debt securities which the Bank no longer plans to hold until maturity or recovery of value. A further discussion of the impairment decision can be found below in the Investment Securities section of the Comparison of Financial Condition. Management considers impairment of intangible assets to be a critical accounting policy because of their materiality to the balance sheet item and because the estimation of fair values involves a high degree of judgment and subjectivity in the assumptions utilized.

Comparison of Financial Condition at September 30, 2006 versus
December 31, 2005

      Total assets were $402.9 million at September 30, 2006, an increase of $8.5 million, or 2.2%, from $394.4 million as of December 31, 2005. Principal repayments on investment securities totaling $19.8 million and deposit growth of $17.7 million funded loan portfolio growth of $15.8 million and the net repayment of $10.0 million of FHLB advances.

Loans

      Total net loan balances were $250.4 million as of September 30, 2006, an increase of $15.8 million, or 7%, from $234.6 million as of December 31, 2005. The Bank continues to focus on originating high quality loans. The increase is due primarily to increased business development efforts of an expanded lending team. Commercial real estate loans increased to $118.8 million as of September 30, 2006, an increase of $10.4 million, or 10%, from $108.4 million as of December 31, 2005. The Bank's commercial real estate lending strategy stresses quality loan originations to local businesses, professionals, experienced developers, and investors. Commercial loans increased $3.5 million, or 8%, to $46.9 million as of September 30, 2006 due primarily to increased business development and lending in new markets. The loan growth anticipated in the Strategic Plan will be modest and managed.

      Construction loan balances increased $1.1 million, or 6%, to $20.0 million as of September 30, 2006 from $18.9 million as of December 31, 2005. The primary focus of construction lending continues to relate to the financing of small residential construction projects for the Bank's highly rated commercial customers.

      Residential real estate loan balances of $55.3 million as of September 30, 2006 increased $1.6 million, or 3%, from $53.7 million as of December 31, 2005. As the Bank does not sell fixed rate residential loans into the secondary market, long-term fixed rate loans have not been priced aggressively at this point in the economic cycle. Credit conditions have continued to be favorable, although new and existing home sales prices and activity have moderated this year. The Bank continues to monitor the weakness of the real estate market.

      The following table presents the composition of the Bank's loan portfolio by type of loan at the dates indicated.

                                                September 30,       December 31,
                                                     2006               2005
                                                -------------       ------------
                                                     (Dollars in thousands)
Real estate mortgage loans:
    Residential                                   $  55,308         $  53,690
    Commercial                                      118,847           108,404
    Construction                                     20,029            18,918
    Equity lines of credit                            9,787            10,243
Commercial loans                                     46,917            43,376
Consumer loans                                        1,665             1,770
                                                  ---------         ---------
        Total loans                                 252,553           236,401
Net deferred origination fees                          (198)              (49)
Allowance for loan losses                            (1,926)           (1,739)
                                                  ---------         ---------
        Loans, net                                $ 250,429         $ 234,613
                                                  =========         =========

Asset Quality and Allowance for Loan Losses

      The table below summarizes certain key ratios regarding the quality of the Bank's loan portfolio:

                                                     September 30,  December 31,
                                                         2006          2005
                                                         ----          ----
                                                       (Dollars in thousands)
Non-accrual loans                                       $   --       $   --
Troubled debt restructurings                            $   --       $   --
Loans past due 90 days or more and still accruing       $    5       $   16
Non-accrual loans to total loans                            --%          --%
Non-performing assets to total assets                       --%          --%
Allowance for loan losses as a percentage of
    total loans                                           0.76%        0.74%

      For the nine months ended September 30, 2006, the Bank recorded a $131,000 provision for loan losses to accommodate net growth of the loan portfolio as well as concerns for the residential real estate market. The Bank recorded charge-offs of $27,000 and recoveries of $83,000 for the nine months ended September 30, 2006. The allowance for loan losses balance was $1,926,000 at September 30, 2006, an increase of $187,000 since December 31, 2005. Management considers the loan loss allowance to be adequate to provide for potential loan losses. A continued charge to earnings via a loan loss provision is anticipated in 2006 due to the expectation of continued loan originations and continuing concern for the robustness of the residential real estate market.

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

Investment Securities

      Total investment securities, which include certificates of deposit, available-for-sale securities, held-to-maturity securities and Federal Home Loan Bank and Federal Reserve Bank stock totaled $105.5 million as of September 30, 2006, a decrease of $22.4 million, or 18%, from $127.9 million as of December 31, 2005. Proceeds from investment securities maturities and principal prepayments were utilized to fund loan growth.

      The Bank classified all securities as available for sale as of September 2006. The reclassification of $26.6 million of investments previously classified as held to maturity into investments available for sale reflects the opinion of management that all investments may not be held until maturity and that the Company may want to make strategic changes in the investment portfolio. The net unrealized loss on the reclassified securities totaled $0.7 million and the after-tax net unrealized loss reflected on the balance sheet in the "accumulated other comprehensive loss" portion of stockholders' equity was $0.4 million.

      As of September 30, 2006, the Company identified available-for-sale investment securities with an amortized cost of $42.9 million an d a fair value of $42.1 million that it intends to sell as part of the plan to bring the Bank into compliance with the capital ratio requirements of the Formal Agreement. Accordingly, because the Company no longer has the intent to hold these securities to recovery or maturity, the Company recognized, in the quarter ended September 30, 2006, the $0.8 million unrealized loss which represented the excess of amortized cost over the market value of the securities at September 30, 2006. Management does not anticipate the need to identify other specific securities for sale.

      The following table presents the composition of the Company's available-for-sale and held-to-maturity securities portfolios at the dates indicated

                                              September 30, 2006        December 31, 2005
                                            ----------------------    ----------------------
                                            Amortized      Fair       Amortized      Fair
                                              Cost         Value        Cost         Value
                                            ---------    ---------    ---------    ---------
                                                       (Dollars in thousands)
Securities available for sale:
Mortgage-backed and other
   collateralized securities                $  61,516    $  59,961    $  64,571    $  63,257
U.S. Government agency obligations             21,821       21,640       23,287       22,940
Corporate bonds                                 1,838        1,736        1,816        1,713
Municipal bonds                                13,873       13,881          369          347
                                            ---------    ---------    ---------    ---------
     Total debt securities                     99,048       97,218       90,043       88,257

Marketable equity securities                       --           --          101          118
     Total securities available for sale    $  99,048    $  97,218    $  90,144    $  88,375
                                            =========    =========    =========    =========

Securities held to maturity:
U.S. Government sponsored enterprise
   obligations                              $      --    $      --    $   3,000    $   2,853
Municipal bonds                                    --           --       15,128       14,904
Mortgage-backed securities                         --           --       10,641       10,257
                                            ---------    ---------    ---------    ---------
     Total securities held to maturity      $      --    $      --    $  28,769    $  28,014
                                            =========    =========    =========    =========

      The Company owns a collateralized bond obligation security with a book value of $3.3 million. The market value of the security is approximately $2.7 million as of September 30, 2006. The Moody's rating for the security has dropped to Aa1 from Aaa at the time of purchase; the S&P rating has dropped to AA- from AAA at the time of purchase. The Company has reviewed the security for other than temporary impairment and determined that all principal payments are expected be received at or before final maturity. The Company will continue to evaluate the security on a periodic basis to determine if other than temporary impairment should be recognized.

Real Estate Held for Sale

The real estate acquired in conjunction with the purchase of the Boston branch is held for sale and is valued at the lower of cost or market, less selling expenses. The Bank expects to lease space in the building for branch and lending operations after the sale of the building.

Deposits

      Total deposit balances were $276.5 million as of September 30, 2006, an increase of $17.6 million, or 7%, from $258.9 million as of December 31, 2005. Total deposit balances increased primarily because of a special CD promotion in April 2006.

      Non-interest bearing demand deposit balances decreased by $4.0 million, or 8%, during the nine month period to $46.8 million as of September 30, 2006. NOW account balances decreased by $5.0 million, or 13%, to $34.7 million as of September 30, 2006. Regular savings balances decreased $4.3 million, or 12%, to $31.6 million as of September 30, 2006.

      Loan growth has been concentrated in commercial real estate and construction loans, loan relationships which generally do not generate the same volume of demand deposits as commercial loan relationships. The Bank's new Strategic Plan is committed to developing a full banking relationship with its customers.

      Total money market deposit balances increased $6.0 million, or 12%, from December 31, 2006 to $56.1 million. Management has opted to price these accounts more aggressively in 2006 as short-term interest rates continue to rise. Total term certificates increased by $24.9 million, or 30%, to $107.4 million at September 30, 2006 primarily because of the special CD promotion held in April 2006. Deposit-raising strategies in 2006 may include promotional programs as well as growth in market-priced savings, money market, and checking accounts. The Company is also hopeful that additional commercial deposits will be generated from its geographic lending plans. The Bank has introduced relationship products which reward customers who have multiple products and services.

      The following table shows the composition of the Company's deposit balances at the dates indicated.

                                             September 30,    December 31,
                                                 2006             2005
                                             -------------    ------------
                                                  (Dollars in thousands)
Demand                                        $   46,770       $   50,734
NOW                                               34,737           39,743
Regular savings                                   31,604           35,875
Money market deposits                             56,051           50,058
Term certificates                                107,358           82,450
                                              ----------       ----------
                                              $  276,520       $  258,860
                                              ==========       ==========

Borrowings

      Short-term borrowings increased by $.4 million, or 1%, to $71.6 million as of September 30, 2006. Long-term advances decreased by $8.7 million, or 28%, to $22.4 million as of September 30, 2006. Borrowings were paid down with proceeds from the special CD promotion in April 2006. The Company expects to pay down Federal Home Loan Bank advances with proceeds from the sale of assets identified in the Company's Strategic Plan. There may be prepayment penalties incurred as the Company pays down long-term advances. The advances to be repaid, the associated prepayment penalties, and the timing of the prepayments have not been identified at this time.

Stockholders' Equity

      Total stockholders' equity decreased from $19.0 million at December 31, 2005 to $17.2 million as of September 30, 2006 due to an operating net loss of $1,644,000 for the nine months ended September 30, 2006; and dividends paid in the amount of $55,000.

Comparison of Operating Results for the Quarter Ended September 30, 2006
and 2005

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

      The net loss for the three months ended September 30, 2006 was $812,000 compared with a net income of $130,000 for the three months ended September 30, 2005. For the three months ended September 30, 2006, net interest income decreased by $62,000, non-interest income decreased $1,219,000, and operating expenses increased by $110,000, all as compared to the three months ended September 30, 2005.

Interest and Dividend Income

      Total interest and dividend income for the quarter-ended September 30, 2006 was $6.1 million, which was $.9 million higher than the quarter-ended September 30, 2005. This increase was due to the favorable impact of a higher average asset yield, higher average interest-earning assets, and a higher than normal dividend from the Federal Home Loan Bank. The Company received $94,000 more in FHLB dividends during the quarter ended September 30, 2006 due to the timing of FHLB dividend declarations; the Company does not anticipate future extra payments. The yield on interest earning assets increased to 6.62% for the quarter-ended September 30, 2006 as compared to 5.64% for the quarter-ended September 30, 2005. In addition, lower yielding investments were replaced by higher yielding loans. Average interest earning assets of $364.9 million for the quarter ended September 30, 2006 were $.1 million lower than average interest-bearing assets of $365.0 million for the quarter ended September 30, 2005.

      The increase in average yield was due primarily to a changing mix of assets. Average net loans for the quarter ended September 30, 2006 were $26.0 million higher than the same quarter of 2005 and average investments were $30.3 million lower than the same quarter of 2005. The changing mix of earning assets reflects the Bank's efforts to increase its core lending efforts and decrease reliance on the investment portfolio for income.

Interest Expense

      Interest expense on interest-bearing liabilities for the quarter-ended September 30, 2006 was $3.2 million, a $1.0 million increase from the quarter-ended September 30, 2005. Higher rates paid for deposits and borrowed funds were the single largest contributor to the increase in interest expense. The average rate paid for interest bearing liabilities was 3.79% for the quarter ended September 30, 2006 as compared to 2.64% for the same quarter of 2005. The increase in average rates occurred because of the increase in market short-term rates over the course of the past year.

      Interest expense on deposits increased for the quarter-ended September 30, 2006 due equally to an increase in average balances during the quarter ended September 30, 2006 as compared to the same quarter of 2005 and to an increase in the average rate paid for deposits. Average interest-bearing deposit balances during the quarter ended September 30, 2006 were $44.0 million higher than the same quarter of 2005. The increase in the 2006 quarter was primarily attributable to a special CD promotion in April 2006; the promotion raised $49 million in new CD balances. The average rate paid for deposits during the 2006 quarter was 3.04%, up significantly from 1.57% in the same quarter of 2005.

      Interest expense on borrowed funds, including subordinated debentures, for the quarter-ended September 30, 2006 decreased slightly by $66,000 to $1.3 million as compared to the quarter-ended September 30, 2005. The increase in interest expense on borrowed funds was driven primarily by decreasing balances.

Net Interest Income

      Net interest income for the quarter ended September 30, 2006 was $2.9 million compared to $3.0 million for the quarter ended September 30, 2005. The impact of the changing mix of earning assets to higher yielding loans offset a lower net interest margin. The net interest spread decreased to 2.83% for the quarter ended September 30, 2006 from 3.00% for the quarter ended September 30, 2005. The shrinking interest rate spread reflects the impact of the (inverted now) flat yield curve that has existed for the past year. In addition, the Bank has aggressively priced certain money market accounts and certificates of deposit in order to grow deposits and pay down FHLB advances. Although the Bank offered premium rates at the time of account opening, those rates are now at or below market rates.

Average Balances and Yields

The following table presents a summary of the Company's interest-earning assets and their average yields, and interest-bearing liabilities and their average rates for the three months ended September 30, 2006 and 2005. The average balances are derived from average daily balances.

                                                             Three Months Ended September 30,
                                                        2006                                   2005
                                                                   Average                                Average
                                          Interest                   Rate         Interest                 Rate
                                          Income/      Average     Earned/        Income/     Average     Earned/
                                          Expense      Balance       Paid         Expense     Balance      Paid
                                        -------------------------------------------------------------------------
                                                                  (Dollars in thousands)
Assets
Interest earning assets:
  Federal funds sold and certificate
     of deposit                             $    94   $  7,232      5.13%         $    45    $  3,058     5.89%
  Investment securities:
    Taxable                                   1,169     95,636      4.85%           1,197     124,334     3.85%
    Tax-exempt                                  131     14,156      3.68%             177      15,712     4.51%
  Loans, net                                  4,692    247,872      7.51%           3,730     221,900     6.72%
                                         ---------------------                 ----------------------
         Total interest-earning assets        6,086    364,896      6.62%           5,149     365,004     5.64%
                                         ----------                            ----------
Noninterest-earning assets                              31,530                                 33,734
                                                   -----------                           ------------
Total assets                                           396,426                                398,738
                                                   ===========                           ============

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
  Savings                                        39     31,309      0.49%              50      39,987     0.50%
  NOW                                            11     35,533      0.12%              13      38,601     0.13%
  MMDA                                          486     57,179      3.37%             347      62,852     2.21%
  CD's                                        1,293    114,400      4.49%             354      53,004     2.67%
                                         ---------------------                 ----------------------
    Total interest-bearing deposits           1,829    238,421      3.04%             764     194,444     1.57%
  Other borrowed funds                          193     14,990      5.08%             112      11,920     3.76%
  Federal Home Loan Bank advances               890     63,874      5.53%           1,042     106,088     3.93%
  Subordinated debentures                       243     13,000      7.43%             238      14,000     6.80%
                                         ---------------------                 ----------------------
    Total interest-bearing liabilities        3,155    330,285      3.79%           2,156     326,452     2.64%
                                         ----------                            ----------
Noninterest-bearing deposits                            46,567                                 51,383
Other noninterest-bearing liabilities                    1,701                                  1,085
                                                   -----------                           ------------
Total liabilities                                      378,553                                378,920
Total stockholders' equity                             17, 873                                 19,818
                                                   -----------                           ------------
Total liabilities and stockholders'
   Equity                                             $396,426                               $398,738
                                                   ===========                           ============

Net interest income                         $ 2,931                               $ 2,993
                                         ==========                            ==========
Interest rate spread                                                2.83%                                 3.00%
                                                                =========                              ========
Net interest margin                                                 3.19%                                 3.28%
                                                                =========                              ========

Non-interest Income

      Total non-interest income for the quarter ended September 30, 2006 was $.2 million as compared to $1.5 million for the quarter ended September 30, 2005. The second quarter of 2006 included $810,000 of security losses and $340,000 of fixed asset write-offs related to the Bank's restructuring program. The loss on securities is discussed further in the Investment Securities section of the Comparison of Financial Condition. The write-off of fixed assets relates to leasehold improvements and equipment that the Company is ceasing to use as a result of the implementation of the Strategic Plan. Partially offsetting the quarterly decrease was a $40,000 increase of investment advisory fee revenue.

Non-interest Expense

      Total operating expenses increased by $110,000 to $4.4 million for the quarter ended September 30, 2006 as compared to the same quarter of 2005. The increase was driven mainly by the $200,000 expense in the quarter ended September 30, 2006 for severance payments related to staff reductions resulting from the implementation of the Strategic Plan.

      Salaries and employee benefits increased by $241,000 in the quarter ended September 30, 2006 as compared to the same quarter of 2005. The increase was primarily driven by $200,000 of severance related expense associated with the Bank's restructuring program. Partially offsetting the increase were decreases of $131,000 of occupancy and equipment expenses and $42,000 of marketing and advertising expenses.

      The Company's Strategic Plan includes implementing cost savings which are anticipated to reduce all categories of non-interest expenses including salaries, professional fees, advertising and marketing and occupancy costs. The success in achieving these cost reductions is an integral part of achieving the status of a high performing Company.

      Income Taxes

      The net benefit for income taxes increased by $437,000 from $1,000 for the quarter ended September 30, 2005, to $438,000 for the quarter ended September 30, 2006. This was primarily the result of the $1.4 million reduction in pre-tax income between the same periods.

      Deferred tax assets are evaluated to determine whether it is "more likely than not" that a tax return benefit would be realized when the deferred items reverse. Evaluation considerations include the availability of historical and projected taxable income to offset the deferred items in the periods they are expected to reverse. While the recent trend of operating losses increases the likelihood that such taxable income may not occur in the future, management has determined that operational changes which have been made and are being made will generate sufficient income to allow for the recognition of the deferred tax assets. No valuation reserve was recorded as of September 30, 2006 or December 31, 2005.

Comparison of Operating Results for the Nine Months Ended September 30, 2006 and 2005

General

      The net loss for the nine months ended September 30, 2006 was $1,644,000 compared with net income of $284,000 for the nine months ended September 30, 2005. Restructuring costs totaling $1.4 million on a pre-tax basis and $0.9 million on an after-tax basis are included in earnings reported for the quarter ended September 30, 2006. Also included in the nine month reported earnings are write-downs of real estate held for sale in the pre-tax amount of $0.3 million.

      For the nine months ended September 30, 2006, net interest income increased by $7,000 non-interest income decreased $1,260,000, and operating expenses increased $1,611,000, as compared to the nine months ended September 30, 2005.

Interest and Dividend Income

      Total interest and dividend income for the nine months ended September 30, 2006 was $17.1 million, which was $2.9 million higher than the nine months ended September 30, 2005. This increase was due to the favorable impact of a higher average asset yield and higher average interest-earning assets. The yield on earning assets increased to 6.25% for the nine months ended September 30, 2006 as compared to 5.24% for the nine months ended September 30, 2005. In addition, lower yielding investments were replaced by higher yielding loans. Average interest earning assets of $365.1 million for the period ended September 30, 2006 were $4.7 million higher than average interest-earning assets of $360.4 million for the period ended September 30, 2005.

      The increase in average yield was due primarily to a changing mix of assets. Average net loans for the nine months ended September 30, 2006 were $51.3 million higher than the same period of 2005 and average investments were $49.1 million lower than the same period of 2005. The changing mix of earning assets reflects the Bank's efforts to increase its core lending efforts and decrease reliance on the investment portfolio for income.

Interest Expense

      Interest expense on interest-bearing liabilities for the nine months ended September 30, 2006 was $8.8 million, a $2.9 million increase from the nine months ended September 30, 2005. Higher rates paid for deposits and borrowed funds were the single largest contributor to the increase in interest expense. The average rate paid for interest bearing liabilities was 3.55% for the nine months ended September 30, 2006 as compared to 2.44% for the same period of 2005. The increase in average rates occurred because of the increase in market short-term rates over the course of the past year.

      Interest expense on deposits increased for the nine months ended September 30, 2006 due primarily to an increase in average balances during the nine months ended September 30, 2006 as compared to the same period of 2005. Average interest-bearing deposit balances during the nine months ended September 30, 2006 were $37.0 million higher than the same period of 2005. The increase in the 2006 period was primarily attributable to premium rate money market accounts introduced in the first quarter of 2006 and a special CD promotion in April 2006; the CD promotion raised $49 million in new CD balances. The average rate paid for deposit during the first nine months of 2006 was 2.76%, up from 1.54% in the same period of 2005.

      Interest expense on borrowed funds, including subordinated debentures, for the nine months ended September 30, 2006 increased by $399,000 to $4.1 million as compared to the nine months ended September 30, 2005. The impact of lower average balances of borrowed funds during the 2006 nine month period as compared to the same period of 2005 was not sufficient to offset increasing interest rates paid on borrowed funds for the same comparable periods. The average rate paid on borrowed funds increased to 5.29% in the first nine months of 2006 as compared to 3.76% during the first nine months of 2005.

      The Company relies on dividends from the Bank in order to pay its interest obligations on the subordinated debentures. At present, the Bank is required to obtain OCC approval before it pays dividends because of its capital levels. While the OCC has granted the Bank approval to pay dividends in the past, there can be no assurance that the OCC will grant the Bank approval to pay dividends in the future.

Net Interest Income

      Net interest income for the nine months ended September 30, 2006 increased by $7,000, to $8.3 million as compared to the nine months ended September 30, 2005. The small increase in net interest income in the 2006 period was due primarily to the changing mix of earning assets. The significant increase of higher yielding loans and corresponding decrease of lower yielding investments offset the impact of generally increasing market short-term interest rates. Average loan balances were $51.3 million higher in the nine months ended September 30, 2006 than in the nine months ended September 30, 2005 while average investment balances were $49.1 million lower during the same comparable periods.

Average Balances and Yields

      The following table presents a summary of the Company's interest-earning assets and their average yields, and interest-bearing liabilities and their average rates for the nine months ended September 30, 2006 and 2005. The average balances are derived from average daily balances.

                                                              Nine Months Ended September 30,
                                                        2006                                   2005
                                                                  Average                                 Average
                                           Interest                 Rate         Interest                  Rate
                                           Income/     Average    Earned/         Income/     Average     Earned/
                                           Expense     Balance      Paid          Expense     Balance      Paid
                                         ---------------------------------------------------------------------------
                                                                   (Dollars in thousands)
Assets
Interest earning assets:
  Federal funds sold and certificate
       of deposit                           $   211   $  5,491      5.12%            $135    $   3,099     5.81%
  Investment securities:
  Taxable                                     3,423    103,819      4.41%           4,140      151,169     3.65%
  Tax-exempt                                    386     14,477      3.56%             530       16,222     4.36%
  Loans, net                                 13,054    241,296      7.23%           9,355      189,950     6.57%
                                         ---------------------               -------------------------
         Total interest-earning assets       17,074    365,083      6.25%          14,160      360,440     5.24%
                                         ----------                          ------------
Non-interest-earning assets                             31,272                                  28,129
                                                   -----------                           -------------
Total assets                                           396,355                                 388,569
                                                   ===========                           =============

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
  Savings                                       120     32,331      0.49%             142       37,052     0.51%
  NOW                                            30     36,138      0.11%              43       36,279     0.16%
  MMDA                                        1,364     56,929      3.20%           1,013       63,843     2.12%
  CD's                                        3,213    103,182      4.16%           1,021       54,453     2.50%
                                         ---------------------               -------------------------
    Total interest-bearing deposits           4,727    228,580      2.76%           2,219      191,627     1.54%
  Other borrowed funds                          511     13,850      4.93%             271       11,350     3.18%
  Federal Home Loan Bank advances             2,854     75,984      5.02%           2,909      109,626     3.54%
  Subordinated debentures                       701     13,000      7.21%             487        9,590     6.77%
                                         ---------------------               -------------------------
    Total interest-bearing liabilities        8,793    331,414      3.55%           5,886      322,193     2.44%
                                         ----------                          ------------
Noninterest-bearing deposits                            45,279                                  45,376
Other noninterest-bearing liabilities                    1,378                                   1,254
                                                   -----------                           -------------
Total liabilities                                      378,071                                 368,823
Total stockholders' equity                              18,284                                  19,746
                                                   -----------                           -------------
Total liabilities and stockholders'
   Equity                                             $396,355                                $388,569
                                                   ===========                           =============

Net interest income                         $ 8,281                               $ 8,274
                                         ==========                          ============
Interest rate spread                                                2.70%                                  2.80%
                                                               ==========                             ==========
Net interest margin                                                 3.03%                                  3.06%
                                                               ==========                             ==========

Non-interest Income

      Total non-interest income for the nine months ended September 30, 2006 was at $2.5 million versus $3.8 million for the nine months ended September 30, 2005. The decrease in non-interest income for nine months ended September 30, 2006 was primarily due to security write-downs and losses of $859,000, the establishment of a $319,000 valuation reserve for real estate held for sale, a $150,000 increase of investment advisory fee revenue in 2006 as compared to the same period of 2005, and a $146,000 increase attributable to rental income from the Boston building, for the same comparable periods.

      The valuation reserve for real estate held for sale of $319,000 was recorded during the nine months ended September 30, 2006 because the estimated fair value, less selling costs, of real estate held for sale was less than the book value of the assets. The Company expects to complete the rehabilitation work required to bring the facade up to acceptable standards and then remarket the property. It is expected that the rehabilitation work will increase the value of the property and accordingly the costs of the rehabilitation work will be added to the basis of the building. It is possible that changes to the reserve may occur prior to, and related to, the sale of the real estate which is anticipated in 2007. The Company plans to fully lease-up the property to maximize rental income.

Non-interest Expense

      Total operating expenses for the nine months ended September 30, 2006 increased by $1.6 or 14%, to $13.2 million. The increase includes increased costs associated with the Boston branch purchase in June 2005 and the Portsmouth branch opening in April 2006. In addition, during the nine months ended September 30, 2006, the Bank incurred professional fees associated with the Formal Agreement between the Bank and the OCC as well as placement fees associated with the employment of new lending officers and senior management personnel. There were no significant operating expenses related to the two new branches included in the 2005 nine month reporting period.

      Salaries and employee benefits for the nine months ended September 30, 2006 increased $718,000 to $7.0 million. In addition to new employees for the new branches noted above, the Bank has hired a number of new lending officers to increase loan originations severance expense. Occupancy and equipment expenses increased $54,000 to $2.1 million for the nine months ended September 30, 2006 due primarily to increases in utilities, repairs and maintenance, and real estate taxes which were partially offset by lower leasehold depreciation expenses. Depreciation on leasehold improvements decreased by $198,000 to $81,000 for the nine months ended September 30, 2006 due to the acceleration of amortization on the leasehold improvements at the Wal-Mart branches during the same period of 2005. Advertising and marketing expenses increased by $130,000 to $384,000 for the nine months ended September 30, 2006 due primarily to higher media costs in the first and second quarters of 2006. Professional fees increased by $437,000 to $1,211,000 for the nine months ended September 30, 2006 due primarily to an increase in legal expenses associated with the Formal Agreement between the Bank and the OCC as well as placement agency fees associated with the employment of new lending officers and senior management personnel. Professional fees were also incurred for accounting and finance services incurred while the Bank was completing its search for a CFO in the first quarter of 2006.

Income Taxes

      The net benefit for income taxes increased by $882,000 from $21,000 for the nine months ended September 30, 2005, to $903,000 for the nine months ended September 30, 2006. This was primarily the result of the $2.8 million reduction in pre-tax income for the same periods. The impact of the pre-tax income reduction was partially offset by a reduction in tax-exempt municipal income, and a reduction in dividends eligible for the dividends received deduction.

      Deferred tax assets are evaluated to determine whether it is "more likely than not" that a tax return benefit would be realized when the deferred items reverse. Evaluation considerations include the availability of historical and projected taxable income to offset the deferred items in the periods they are expected to reverse. Management has determined that operational changes which have been made and are being made will generate sufficient income to allow for the recognition of the deferred tax assets. No valuation reserve was recorded as of September 30, 2006 or December 31, 2005.

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

      The pro forma impact of the Strategic Plan was modeled using the same asset/liability model that the Company uses on a quarterly basis. The output from the model indicated that the Company would still be within the limits included in the Company's current Asset/Liability Management policy.

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

      The Formal Agreement required the Bank to formulate a liquidity contingency plan. The plan calls for the Bank to manage loan originations and the level of the investment portfolio as well as FHLB advances availability so that deposit flows can be accommodated.

      The Bank utilizes advances from the Federal Home Loan Bank of Boston (the "FHLB") primarily in connection with its management of the interest rate sensitivity of its assets and liabilities, to complement or supplement the volume of retail funding, as well as to selectively capitalize on leverage opportunities. Total advances outstanding at September 30, 2006 amounted to $78.4 million. The Bank's ability to borrow from the FHLB is dependent upon the amount and type of collateral the Bank has to secure the borrowings. Such collateral consists of, but is not limited to, one-to-four family owner-occupied residential mortgage loans and federal agency obligations. As of September 30, 2006, the Bank's total borrowing capacity through the FHLB was $102.0 million. The Bank has additional capacity to borrow funds through such instruments as repurchase agreements utilizing federal agency obligations and mortgage-backed securities as collateral. The Bank must get regulatory permission to accept brokered deposits because of its classification as adequately capitalized. The Bank plans to utilize the proceeds from the sale of assets to pay down FHLB advances. Some of the pay downs may result in the Company incurring prepayment penalties because the Company is prepaying advances prior to maturity. The Company has not determined which advances may be prepaid, the amount of prepayment penalties that may be incurred, or the time period in which the prepayment penalties may be incurred.

      A major portion of the Bank's liquidity consists of cash and cash equivalents, short-term investments, U.S. Government and federal agency obligations, mortgage-backed securities, and other debt securities. The level of these assets is dependent upon the Bank's operating, lending, and financing activities during any given period. Certificates of deposit, which are scheduled to mature in one year or less, totaled $102.4 million at September 30, 2006. Based upon historical experience, the Bank believes that a significant portion of such deposits will remain with the Bank. On a monthly basis, the Company currently generates an average of approximately $4 million in cash flow from the loan and investment securities portfolios. These funds are primarily used to either re-invest in new loans and investment securities or utilized in conjunction with the management of the level of deposit balances or borrowed funds.

      On September 30, 2006, the Company and the Bank exceeded minimum capital requirements applicable to them. As a result of the Formal Agreement with the OCC, the Bank is deemed to be "adequately capitalized" under Prompt Corrective Action regulations. Further, the Formal Agreement requires that the Bank raise its capital ratios to the following minimum levels by December 31, 2006: total capital to risk-weighted assets of 11%, tier 1 capital to risk-weighted assets of 10%, and total tier 1 capital to risk-weighted average assets of 8%. Management is currently implementing a Strategic Plan that would enable the bank to achieve the higher capital ratios in a time period acceptable to the OCC. The table below presents the capital ratios at September 30, 2006, for the Company and the Bank, as well as the minimum regulatory requirements.

                                                                            Minimum             Minimum Capital
                                                                            Capital                Standards
                                                                           Standards             Beginning on
                                                      Actual           Prior to 12/31/06           12/31/06
                                                --------------------   -------------------    --------------------
                                                 Amount     Ratio       Amount     Ratio       Amount     Ratio
                                                --------- ----------   ---------- --------    --------- ----------
Bank:
     Total capital to risk-weighted assets       $27,571      9.71%      $22,708    8.00%      $31,223     11.00%
     Tier 1 capital to risk-weighted assets       25,645      9.03%       11,354    4.00%       28,384     10.00%
     Tier 1 capital to average assets             25,645      6.50%       15,775    4.00%       31,550      8.00%

Company:
     Total capital to risk-weighted assets       $29,075     10.21%      $22,781    8.00%      $22,781      8.00%
     Tier 1 capital to risk-weighted assets       20,289      7.12%       11,391    4.00%       11,391      4.00%
     Tier 1 capital to average assets             20,289      5.17%       15,705    4.00%       15,705      4.00%

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

      Lending commitments include commitments to originate loans and to fund unused lines of credit. The Bank evaluates each customer's creditworthiness on a case-by-case basis. At September 30, 2006, the Bank had $9.6 million of outstanding commitments to originate loans and $46.1 million of unused lines of credit. The Bank anticipates that it will have sufficient funds available to meet these commitments, though some commitments may expire and many unused lines are not drawn upon.

Business Risks

The Bank signed a Formal Agreement with the OCC in June 2006. The bank may not be able to achieve the requirements of the Agreement and may be subject to further restriction imposed by the OCC. In addition, the costs of compliance with the Formal Agreement may adversely affect earnings in the near future.

      The agreement calls for the Bank to achieve higher capital ratio levels, retain competent management, adopt a new strategic plan, adopt an interest rate risk management plan, and improve liquidity. Failure to achieve the objectives stated in the Agreement could result in the Bank being subject to further regulatory action and limit the Bank's ability to conduct regular banking activities.

      The Formal Agreement requires that the Bank attain certain regulatory capital ratios by December 31, 2006. The Company must reduce assets and/or raise capital. The Company's ability to raise capital to meet the capital ratios set forth in the Formal Agreement will depend on a number of factors, including conditions in the capital markets at that time, the Company's financial performance, and the SEC's willingness to grant the Company a waiver of the capital raising restriction described above. The elimination of certain business lines and/or assets of the Bank could have further negative impact on earnings if a reduction of operating expenses does not offset the loss of income from disposed assets.

      The Bank has received a written letter of no supervisory objection to the Bank's Strategic Plan and capital plan. Management has started and expects to continue to implement the plans over the next six months.

      The direct costs of compliance with the Formal Agreement include legal and consulting fees, higher FDIC insurance rates, increased examination fees, and staffing costs, which all decrease earnings and reduce the capital base. Other costs include significant dedication of resources that shift the focus of the organization away from growing the customer base to ensuring that past issues are addressed and controls are put into place to prevent future issues. The Formal Agreement restricts the ability of the Company and the Bank to declare dividends, of the Company to acquire treasury stock and the Bank to engage in certain non-bank activities. In addition, the Bank is required to maintain higher levels of capital than other financial institutions without similar regulatory issues. The management team has been actively engaged in addressing the specific issues raised in the Formal Agreement and ensuring compliance with all requirements. Noncompliance with such Formal Agreement may also have adverse effects upon the Company and the Bank.

Goodwill associated with acquisitions may become impaired and require a write-down of value

      Our financial condition may be negatively impacted by a write-down of goodwill. A substantial portion of the purchase price of the investment management company in December 2004 was allocated to goodwill. Goodwill was also created from the acquisition of the Boston branch in June 2005. If we determine that goodwill is impaired at a future date, we would have to write-down its value.

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

      The Company is hopeful that solid growth will occur in all core deposit categories, particularly in new markets. Growth cannot be assured, however, particularly during a period when consumers may perceive more value in other investment options. The inability to grow deposits ultimately limits asset growth as well as prohibits the pay down of the Bank's higher cost wholesale funding.

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

      The Company maintains its entire portfolio of long-term fixed rate loans on its books and is thus susceptible to interest rate risk in this higher rate environment to the extent the prepayment activity on these loans falls, while the cost of funds increases. To the extent longer-term fixed rate loans are being held on the books at low interest rates, it is important that growth in longer-term checking and savings balances occur in several markets.

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


PART II -- OTHER INFORMATION

ITEM 1. Legal Proceedings

      Except as set forth below, there has been no material changes in legal proceedings from the information provided in Item 3, "Legal Proceedings" of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006.

31-33 State Street

      On December 7, 2005, the Company was served with a Violation Notice by the City of Boston Inspectional Services Department concerning unsafe maintenance and areas of exterior spalling of masonry with respect to the building owned by the Company's wholly owned subsidiary, First Ipswich Realty Company, LLC ("Realty LLC") at 31-33 State Street, Boston, Massachusetts. Realty LLC is listed as a defendant in the civil action now pending before the Boston Housing Court. Realty LLC has entered into negotiations with the City concerning remedial actions required to bring the building facade into compliance with the Massachusetts State Building Code and a tentative agreement has been reached in principle with respect to the timeframe for the completion of the repairs. Realty LLC believes that if all of the repairs are made in a timely manner, consistent with the agreement reached in principle, no further action will be taken by the City and that the complaint will be dismissed. Realty LLC has, as of this date, performed certain remedial work to eliminate what are believed to be emergency repairs. The remaining repair work commenced in the summer of 2006 and should be completed in January 2007, depending upon the weather, labor disputes, casualty, and other causes beyond the control of Realty LLC. The estimated cost to complete the repair work is currently estimated at $1 million.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

      Not applicable.

ITEM 3. Defaults Upon Senior Securities

      Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

      Not applicable

ITEM 5. Other Information

      None

ITEM 6. Exhibits

      2.1 Agreement for the Acquisition of Accounts and Certain Assets Relating to the Trust Business of The First National Bank of Ipswich by Eastern Bank, dated August 24, 2006 (incorporated by reference to
            Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 24, 2006).

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

      32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C.Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 FIRST IPSWICH BANCORP


Date: November 14, 2006                          By:  /s/ Russell G. Cole
                                                      -------------------------
                                                      Russell G. Cole
                                                      President and
                                                      Chief Executive Officer

Date: November 14, 2006
                                                 By:  /s/ Timothy L. Felter
                                                      -------------------------
                                                      Timothy Felter
                                                      Senior Vice President and
                                                      Chief Financial Officer