Form 10QSB/A
period 2006-09-30
FIRST IPSWICH BANCORP /MA
filed 2006-12-22
CIK 885979

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                  FORM 10-QSB/A
                                (Amendment No. 1)

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

      Transitional Small Business Disclosure Format (Check one): YES |_|  NO |X|

================================================================================

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A ("Form 10-QSB/A") to the Quarterly Report of First Ipswich Bancorp (the "Company") on Form 10-QSB for the quarterly period ended September 30, 2006, initially filed with the Securities and Exchange Commission (the "SEC") on November 14, 2006 (the "Original Filing"), is being filed to reflect the restatement of our financial statements at, and for the three and nine months ended, September 30, 2006 and the notes related thereto. The decision to restate these financial statements was made to reflect the correction of the valuation of securities identified for sale in the Original Filing because the valuations reported in the Original Filing did not reflect market prices as of the reporting date, September 30, 2006.

Although this Form 10-QSB/A sets forth the Original Filing in its entirety, this Form 10-QSB/A only amends and restates Items 1 and 2 of Part I, and Item 6 of
Part II of the Original Filing, in each case, solely as a result of, and to reflect the restatement and, in the case of Item 6 of Part II, solely to provide currently dated certifications by the Company's Chief Executive Officer and Chief Financial Officer. In addition, the Company has also amended its response to Item 3 of Part I of the Original Filing to address the impact of this Restatement on management's evaluation of its disclosure controls and procedures. Except for the foregoing portions, no other information in the Original Filing is amended hereby. Accordingly, the items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events.

Except for the foregoing amended information, this Form 10-QSB/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date. As such, this Form 10-QSB/A should be read in conjunction with the reports subsequently filed by the Company with the SEC.

This amendment restates the consolidated financial statements and other financial information for both the three and nine months periods ended September 30, 2006. The following table illustrates the information materially impacted by this change.

                                                       As Originally
                                                          Reported      Adjustment      Restated
                                                       ---------------------------------------------
Consolidated balance sheet at September 30, 2006
 Retained Earnings                                           6,355            186          6,541
 Accumulated other comprehensive income                     (1,201)          (186)        (1,387)

Consolidated statements of operations
 For the three months ended September 30, 2006
  Gain (loss) on sales and calls of securities, net           (810)           284           (526)
  Income (loss) before taxes                                (1,250)           284           (966)
  Credit for income taxes                                     (438)            98           (340)
  Net income (loss)                                           (812)           186           (626)
  Basic & diluted earnings per share                         (0.37)          0.09          (0.28)

For the nine months ended September 30, 2006
 Gain (loss) on sales and calls of securities, net            (859)           284           (575)
 Income (loss) before taxes                                 (2,547)           284         (2,263)
 Credit for income taxes                                      (903)            98           (805)
 Net income (loss)                                          (1,644)           186         (1,458)
 Basic & diluted earnings per share                          (0.74)          0.08          (0.66)

(dollars in thousands, except per share amounts)

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

PART I--FINANCIAL INFORMATION

ITEM 1. Financial Statements

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (unaudited)
                        (In thousands, except share data)


                                                                September 30,  December 31,
                                                                    2006          2005
                                                                 ----------     ----------
ASSETS
Cash and due from banks                                          $   14,033     $   11,179
Federal funds sold                                                   11,394             82
                                                                 ----------     ----------

Total cash and cash equivalents                                      25,427         11,261
                                                                 ----------     ----------

Certificates of deposit                                               3,357          3,295
Securities available for sale, at fair value                         97,218         88,375
Securities held to maturity, at amortized cost                           --         28,769
Federal Home Loan Bank stock, at cost                                 4,140          6,647
Federal Reserve Bank stock, at cost                                     774            774
Loans, net of allowance for loan losses of $1,926 and $1,739        250,429        234,613
Banking premises and equipment, net                                   4,322          4,758
Real estate held for sale                                             5,134          4,486
Other assets                                                         12,146         11,426
                                                                 ----------     ----------

Total assets                                                     $  402,947     $  394,404
                                                                 ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                         $  276,520     $  258,860
Short-term borrowings                                                71,621         71,262
Long-term borrowings                                                 22,392         31,087
Subordinated debentures                                              13,000         13,000
Other liabilities                                                     2,195          1,235
                                                                 ----------     ----------

Total liabilities                                                   385,728        375,444
                                                                 ----------     ----------

Stockholders' equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized,
   none issued                                                           --             --
Common stock, $1.00 par value; 4,000,000 shares authorized,
   2,240,120 issued                                                   2,240          2,240
Additional paid-in capital                                            9,936          9,936
Retained earnings                                                     6,541          8,054
Accumulated other comprehensive loss                                 (1,387)        (1,159)
Treasury stock, at cost  (20,490 shares)                               (111)          (111)
                                                                 ----------     ----------

Total stockholders' equity                                           17,219         18,960
                                                                 ----------     ----------

Total liabilities and stockholders' equity                       $  402,947     $  394,404
                                                                 ==========     ==========


          See accompanying notes to consolidated financial statements.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                      (In thousands, except per share data)


                                                           Quarter Ended         Nine Months Ended
                                                           September 30,           September 30,
                                                       --------------------    --------------------
                                                         2006        2005        2006        2005
                                                       --------    --------    --------    --------
Interest and dividend income:
   Interest and fees on loans                          $  4,692    $  3,730    $ 13,054    $  9,355
   Interest on debt securities:
      Taxable                                             1,010       1,089       3,156       3,641
      Tax-exempt                                            131         177         386         530
   Dividends on equity securities                           159         108         267         499
   Other interest                                            94          45         211         135
                                                       --------    --------    --------    --------
         Total interest and dividend income               6,086       5,149      17,074      14,160
                                                       --------    --------    --------    --------
Interest expense:
   Interest on deposits                                   1,829         764       4,727       2,219
   Interest on borrowed funds                             1,083       1,154       3,365       3,180
   Interest on subordinated debentures                      243         238         701         487
                                                       --------    --------    --------    --------
         Total interest expense                           3,155       2,156       8,793       5,886
                                                       --------    --------    --------    --------
Net interest income                                       2,931       2,993       8,281       8,274

Provision for loan losses                                    66          78         131         185
                                                       --------    --------    --------    --------
Net interest income, after provision for loan losses      2,865       2,915       8,150       8,089
Other income:
   Investment advisory fees                                 453         413       1,337       1,187
   Service charges on deposit accounts                      296         357         879         962
   Credit card fees                                         219         211         579         553
   Trust fees                                               106         134         316         370
   Non-deposit investment fees                               83          94         239         274
   Gain (loss) on sales and calls of securities, net       (526)         (3)       (575)         58
   Rental Income                                             99         142         288         142
   Valuation reserve for building held for sale             (33)         --        (319)         --
   Write down of fixed assets                              (340)         --        (340)         --
   Miscellaneous                                            162         106         414         248
                                                       --------    --------    --------    --------
         Total other income                                 519       1,454       2,818       3,794
                                                       --------    --------    --------    --------
Operating expenses:
   Salaries and employee benefits                         2,392       2,151       7,001       6,283
   Occupancy and equipment                                  702         833       2,057       2,003
   Professional fees                                        332         347       1,211         774
   Credit card interchange                                  140         144         382         377
   Advertising and marketing                                 51          93         384         254
   Data processing                                          199         188         551         558
   ATM processing                                           114          92         328         279
   Other general and administrative                         420         392       1,317       1,092
                                                       --------    --------    --------    --------
         Total operating expenses                         4,350       4,240      13,231      11,620
                                                       --------    --------    --------    --------
Income (loss) before income taxes                          (966)        129      (2,263)        263

Credit for income taxes                                    (340)         (1)       (805)        (21)
                                                       --------    --------    --------    --------
Net income (loss)                                      $   (626)   $    130    $ (1,458)   $    284
                                                       ========    ========    ========    ========
Weighted average common shares outstanding:
   Basic                                                  2,220       2,220       2,220       2,220
                                                       --------    --------    --------    --------
   Diluted                                                2,220       2,220       2,220       2,220
                                                       --------    --------    --------    --------
Earnings (loss) per share:
   Basic                                               $  (0.28)   $   0.06    $  (0.66)   $   0.13
                                                       ========    ========    ========    ========
   Diluted                                             $  (0.28)   $   0.06    $  (0.66)   $   0.13
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


                                                                                          Accumulated
                                                            Additional                       Other
                                                             Paid-in        Retained     Comprehensive
                                           Common Stock      Capital        Earnings          Loss       Treasury Stock     Total
                                           ------------      -------        --------     -------------   --------------   --------
Balance at December 31, 2004                  $ 2,240        $9,936         $8,210          $(457)          $(111)        $ 19,818
                                                                                                                          --------
Comprehensive loss:
    Net income                                                                 284                                             284
    Unrealized loss on securities
      available for sale, net of
      reclassification adjustment and
      tax effect                                                                             (541)                            (541)
                                                                                                                          --------
        Total comprehensive loss                                                                                              (257)
                                                                                                                          --------
Cash dividends declared ($.0375 per
    share)                                                                     (84)                                            (84)
                                              -------        ------        -------        -------          ------         --------
Balance at September 30, 2005                   2,240         9,936          8,410           (998)           (111)          19,477
                                              =======        ======        =======        =======          ======         ========

Balance at December 31, 2005                    2,240         9,936          8,054         (1,159)           (111)          18,960
                                                                                                                          --------
Comprehensive loss:
    Net loss                                                                (1,458)                                         (1,458)
    Unrealized loss on securities
      available for sale, net of
      reclassification adjustment and
      tax effect                                                                             (228)                            (228)
                                                                                                                          --------
             Total comprehensive loss                                                                                       (1,686)
                                                                                                                          --------
Cash dividends declared ($.0250 per
    share)                                                                     (55)                                            (55)
                                              -------        ------        -------        -------          ------         --------
Balance at September 30, 2006                 $ 2,240        $9,936        $ 6,541        $(1,387)         $ (111)        $ 17,219
                                              =======        ======        =======        =======          ======         ========


          See accompanying notes to consolidated financial statements.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                 (In thousands)


                                                                          Nine Months Ended
                                                                            September 30,
                                                                            -------------
                                                                          2006        2005
                                                                        --------    --------

Cash flows from operating activities:
   Net income (loss)                                                    $ (1,458)   $    284
   Adjustments to reconcile net income to net cash provided
     (used) by operating activities:
     Provision for loan losses                                               131         185
     Losses (gains) on sales and calls of securities, net                    575         (58)
     Depreciation and amortization                                           554         786
     Net amortization of securities, including certificate of deposit         92         207
     Increase of valuation reserve for real estate held for sale             319          --
     Derivative fair value adjustment                                       (188)        (50)
     Amortization of core deposit intangible                                 121          83
     Write down of fixed assets                                              340
     Net change in other assets and other liabilities                      1,300        (429)
                                                                        --------    --------
         Net cash provided (used) by operating activities                  1,786       1,008
                                                                        --------    --------
Cash flows from investing activities:
   Activity in available-for-sale securities:
     Purchases                                                            (2,887)    (33,417)
     Sales                                                                   101      60,933
     Maturities, calls and paydowns                                       17,656      35,387
     Transfer to available for sale from held-to-maturity                 26,566          --
   Activity in held-to-maturity securities:
     Maturities, calls and paydowns                                        2,094       2,497
     Transfer to available for sale from held-to-maturity                (26,566)         --
   Redemption (purchase) of Federal Home Loan Bank stock                   2,507      (1,057)
   Purchase of Federal Reserve Bank stock                                     --        (225)
   Net cash paid in acquisition of Boston branch                              --     (29,389)
   Loan originations, net of repayments                                  (15,685)    (16,204)
   Additions to premises and equipment, net                                 (675)        (81)
                                                                        --------    --------
         Net cash provided (used) by investing activities                  3,111      18,444
                                                                        --------    --------
Cash flows from financing activities:
   Net increase (decrease) in deposits                                    17,660      (8,111)
   Net increase (decrease) in short-term borrowings                          359     (10,382)
   Proceeds from subordinated debenture                                       --       7,000
   Repayment of long-term debt                                            (8,695)     (5,743)
   Cash dividends paid                                                       (55)        (84)
                                                                        --------    --------
         Net cash provided (used) by financing activities                  9,269     (17,320)
                                                                        --------    --------
Net increase (decrease) in cash and cash equivalents                      14,166       2,132
Cash and cash equivalents at beginning of period                          11,261       9,076
                                                                        --------    --------

Cash and cash equivalents at end of period                              $ 25,427    $ 11,208
                                                                        ========    ========

Supplemental disclosures:
   Interest paid                                                        $  8,609    $  5,886
   Income taxes paid                                                          58         135
   Reclassification of goodwill to fixed assets related to final
     purchase accounting of Boston branch                                    750          --


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


                                                      Investment  Consolidated
                                        Banking        Advisory      Totals
                                        -------        --------      ------
                                              (Dollars in thousands)

September 30, 2006:
Net interest and dividend income       $   8,278       $    3      $   8,281
Other revenue: external customers          1,481        1,337          2,818
Net income (loss)                         (1,785)         327         (1,458)
Assets                                 $ 400,079       $2,868      $ 402,947

September 30, 2005:
Net interest and dividend income       $   8,274           --      $   8,274
Other revenue: external customers          2,607       $1,187          3,794
Net income                                    64          220            284
Assets                                 $ 387,581       $2,748      $ 390,329


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

In addition, as of September 30, 2006, the Company has identified approximately $42 million of investment securities classified as available for sale that it intends to sell as part of the Strategic Plan to achieve compliance with the Formal Agreement. Accordingly, because the Company no longer has the intent to hold these securities to maturity, the Company recognized an other-than-temporary impairment loss of $0.5 million for securities to be sold whose amortized cost exceeded market value at September 30, 2006. This loss is reflected in other income in the accompanying consolidated statements of operations for the quarter and nine months ended September 30, 2006.


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


(9) Restatement of Financial Statements

These consolidated financial statements have been restated as of December 22, 2006 to reflect the correction of the valuation of securities identified for sale because the valuations reported in the original financial statements issued November 14, 2006 did not reflect market prices as of the reporting date, September 30, 2006. Further information about the securities held for sale can be found in Footnote 6.

Except for amounts impacted by the foregoing item, no other information in the Original Filing is amended hereby. Accordingly, the items have not been updated to reflect other events occurring after November 14, 2006 or to modify or update those disclosures affected by subsequent events.


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


      The implementation of the Plan requires restructuring charges. Restructuring costs totaling $1.1 million on a pre-tax basis and $0.7 million on an after-tax basis are included in earnings reported for the quarter ended September 30, 2006. Restructuring costs include impairment losses recognized on the anticipated sale of securities of $0.5 million, write-downs of fixed assets no longer intended to be used in operations of the business of $0.3 million, and severance costs related to personnel changes of $0.2 million. If the restructuring charges were not recorded in the quarter ended September 30, 2006, the Company would have reported an after-tax profit of $109,000.


      Certain aspects of the Strategic Plan have been announced. The Bank has initiated the following expense reduction efforts: consolidation of the Rowley branches, restructuring and reduction of staff levels, sale of the Trust Department, and a consolidation of operating facilities. Additional efforts are under way to reduce expenses further.


      The Company is reporting a net loss of $626,000 for the quarter ended September 30, 2006 as compared to net income of $130,000 in the same period of 2005 and a net loss of $1,458,000 for the nine months ended September 30, 2006 as compared to net income of $284,000 for the same period of 2005. The Company's loss for the three months ended September 30, 2006 reflects losses associated with the restructuring required to implement the Strategic Plan. Restructuring costs total $1.1 million on a pretax basis and $0.7 million on an after-tax basis. Net interest income at the Company, and the banking industry in general, continues to be under pressure. Growth of the loan portfolio allowed the Company to maintain its net interest income level for the first nine months of 2006 as compared to the same period of 2005. Loan growth was attained through the purchase of the new Boston branch in June 2005 and the subsequent hiring of new loan officers for various markets in 2006. However, salaries and occupancy costs incurred to operate the new branch have had a negative impact on non-interest expenses. In addition, increased professional fees and advertising and marketing expenses have had a negative impact on non-interest expenses. It is expected that net interest income will continue to be under pressure for the remainder of the year. Management continues to look for strategic steps to improve profitability by increasing earnings and decreasing expenses.

Critical Accounting Policies


      Critical accounting policies are defined as those that reflect significant judgments and uncertainties, and the application of which could potentially result in materially different results under different assumptions and conditions. Accounting policies considered critical to the Company's financial statements include the allowance for loan losses and impairment of securities and intangible assets, including goodwill and core deposit intangibles. The methodology for assessing the appropriateness of the allowance for loan losses is considered a critical accounting policy by management due to the degree of judgment involved, the subjectivity of the assumptions utilized, and the potential for changes in the economic environment that could result in changes to the total amount of the allowance for loan losses considered necessary. Management considers impairment of investment securities to be a critical accounting policy because of the impairments' possible materiality to the financial statements and the judgments involved. During the quarter ended September 31, 2006 the Company recognized other-than-temporary permanent impairment of debt securities with an amortized cost that is lower than market value which the Bank no longer plans to hold until maturity or recovery of value. A further discussion of the impairment decision can be found below in the Investment Securities section of the Comparison of Financial Condition. Management considers impairment of intangible assets to be a critical accounting policy because of their materiality to the balance sheet item and because the estimation of fair values involves a high degree of judgment and subjectivity in the assumptions utilized.


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


      As of September 30, 2006, the Company identified available-for-sale investment securities with an amortized cost of $42.5 million and a fair value of $42.2 million that it intends to sell as part of the plan to bring the Bank into compliance with the capital ratio requirements of the Formal Agreement. Accordingly, because the Company no longer has the intent to hold these securities to recovery or maturity, the Company recognized, in the quarter ended September 30, 2006, the $0.5 million unrealized loss for securities to be sold whose amortized cost exceeded market value at September 30, 2006. Management does not anticipate the need to identify other specific securities for sale.


      The following table presents the composition of the Company's available-for-sale and held-to-maturity securities portfolios at the dates indicated


                                              September 30, 2006        December 31, 2005
                                            ----------------------    ----------------------
                                            Amortized      Fair       Amortized      Fair
                                              Cost         Value        Cost         Value
                                            ---------    ---------    ---------    ---------
                                                       (Dollars in thousands)
Securities available for sale:
Mortgage-backed and other
   collateralized securities                $  61,754    $  59,961    $  64,571    $  63,257
U.S. Government agency obligations             21,893       21,640       23,287       22,940
Corporate bonds                                 1,838        1,736        1,816        1,713
Municipal bonds                                13,847       13,881          369          347
                                            ---------    ---------    ---------    ---------
     Total debt securities                     99,332       97,218       90,043       88,257

Marketable equity securities                       --           --          101          118
     Total securities available for sale    $  99,332    $  97,218    $  90,144    $  88,375
                                            =========    =========    =========    =========

Securities held to maturity:
U.S. Government sponsored enterprise
   obligations                              $      --    $      --    $   3,000    $   2,853
Municipal bonds                                    --           --       15,128       14,904
Mortgage-backed securities                         --           --       10,641       10,257
                                            ---------    ---------    ---------    ---------
     Total securities held to maturity      $      --    $      --    $  28,769    $  28,014
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

Stockholders' Equity


      Total stockholders' equity decreased from $19.0 million at December 31, 2005 to $17.2 million as of September 30, 2006 due to an operating net loss of $1,458,000 for the nine months ended September 30, 2006; and dividends paid in the amount of $55,000.


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


      The net loss for the three months ended September 30, 2006 was $626,000 compared with a net income of $130,000 for the three months ended September 30, 2005. For the three months ended September 30, 2006, net interest income decreased by $62,000, non-interest income decreased $935,000, and operating expenses increased by $110,000, all as compared to the three months ended September 30, 2005.


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
                                                                =========                              ========

Non-interest Income


      Total non-interest income for the quarter ended September 30, 2006 was $.2 million as compared to $1.5 million for the quarter ended September 30, 2005. The second quarter of 2006 included $526,000 of security losses and $340,000 of fixed asset write-offs related to the Bank's restructuring program. The loss on securities is discussed further in the Investment Securities section of the Comparison of Financial Condition. The write-off of fixed assets relates to leasehold improvements and equipment that the Company is ceasing to use as a result of the implementation of the Strategic Plan. Partially offsetting the quarterly decrease was a $40,000 increase of investment advisory fee revenue.

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

      Income Taxes


      The net benefit for income taxes increased by $339,000 from $1,000 for the quarter ended September 30, 2005, to $340,000 for the quarter ended September 30, 2006. This was primarily the result of the $1.1 million reduction in pre-tax income between the same periods.


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

Comparison of Operating Results for the Nine Months Ended September 30, 2006 and 2005

General


      The net loss for the nine months ended September 30, 2006 was $1,458,000 compared with net income of $284,000 for the nine months ended September 30, 2005. Restructuring costs totaling $1.1 million on a pre-tax basis and $0.7 million on an after-tax basis are included in earnings reported for the quarter ended September 30, 2006. Also included in the nine month reported earnings are write-downs of real estate held for sale in the pre-tax amount of $0.3 million.

      For the nine months ended September 30, 2006, net interest income increased by $7,000 non-interest income decreased $976,000, and operating expenses increased $1,611,000, as compared to the nine months ended September 30, 2005.


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
                                                               ==========                             ==========

Non-interest Income


      Total non-interest income for the nine months ended September 30, 2006 was at $2.8 million versus $3.8 million for the nine months ended September 30, 2005. The decrease in non-interest income for nine months ended September 30, 2006 was primarily due to security write-downs and losses of $575,000, the establishment of a $319,000 valuation reserve for real estate held for sale, a $150,000 increase of investment advisory fee revenue in 2006 as compared to the same period of 2005, and a $146,000 increase attributable to rental income from the Boston building, for the same comparable periods.


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

Income Taxes


      The net benefit for income taxes increased by $784,000 from $21,000 for the nine months ended September 30, 2005, to $805,000 for the nine months ended September 30, 2006. This was primarily the result of the $2.5 million reduction in pre-tax income for the same periods. The impact of the pre-tax income reduction was partially offset by a reduction in tax-exempt municipal income, and a reduction in dividends eligible for the dividends received deduction.


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


                                                                            Minimum             Minimum Capital
                                                                            Capital                Standards
                                                                           Standards             Beginning on
                                                      Actual           Prior to 12/31/06           12/31/06
                                                --------------------   -------------------    --------------------
                                                 Amount     Ratio       Amount     Ratio       Amount     Ratio
                                                --------- ----------   ---------- --------    --------- ----------
Bank:
     Total capital to risk-weighted assets       $27,757      9.78%      $22,706    8.00%      $31,221     11.00%
     Tier 1 capital to risk-weighted assets       25,831      9.10%       11,353    4.00%       28,382     10.00%
     Tier 1 capital to average assets             25,831      6.55%       15,775    4.00%       31,550      8.00%

Company:
     Total capital to risk-weighted assets       $29,261     10.28%      $22,764    8.00%      $22,764      8.00%
     Tier 1 capital to risk-weighted assets       20,537      7.22%       11,382    4.00%       11,382      4.00%
     Tier 1 capital to average assets             20,537      5.23%       15,705    4.00%       15,705      4.00%


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



ITEM 3. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)) that are designed to assure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Upon learning of the accounting error included in the 10-QSB filed on November 14, 2006, management reviewed the adequacy of the Company's disclosure controls and procedures as of the end of the period covered by this report. Management evaluated the adequacy of the disclosure controls and procedures with its Board of Directors and Audit Committee. Management also reviewed the adequacy of the disclosure controls and procedures, in light of the error, with the Company's independent auditors. In all cases, the discussion included consideration as to whether the error indicated any requirement to amend or supplement the Company's controls and procedures. As a result of these discussions, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were not operating effectively as of the end of the period covered by this report because an error related to the valuation of investment securities held for sale was not detected prior to the filing of the report. The evaluation identified a need for a clearer segregation of responsibilities in connection with the preparation and review of documentation to support the preparation of quarterly and annual financial statements. Subsequent to the quarter ended September 30, 2006, the Company made changes in the organizational structure to provide a clearer segregation of responsibilities in connection with the preparation and review of documentation to support the preparation of quarterly and annual financial statements. Except for the improvement described above, there have been no other changes in the internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We do not expect that internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within its company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.


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


                                                 FIRST IPSWICH BANCORP



Date: December 22, 2006                          By:  /s/ Russell G. Cole
                                                      -------------------------
                                                      Russell G. Cole
                                                      President and
                                                      Chief Executive Officer

Date: December 22, 2006
                                                 By:  /s/ Timothy L. Felter
                                                      -------------------------
                                                      Timothy Felter
                                                      Senior Vice President and
                                                      Chief Financial Officer