Form 10KSB
period 2006-12-31
FIRST IPSWICH BANCORP /MA
filed 2007-04-02
CIK 885979

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

      For the fiscal year ended December 31, 2006
                                -----------------

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                   to
                                     ----------------     ----------------

      Commission file number 333-114018
                             ----------

                              FIRST IPSWICH BANCORP
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

             MASSACHUSETTS                                 04-2955061
---------------------------------------------         -------------------
(State or other jurisdiction of incorporation          (I.R.S. Employer
            or organization)                          Identification No.)

31 Market Street, Ipswich, Massachusetts                     01938
----------------------------------------                   ---------
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number (978) 356 - 3700
                          ----------------

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: None.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The issuer's revenues for the fiscal year ended December 31, 2006 were $27,067,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer, computed by reference to the price at which the common equity was last sold as of March 15, 2007 was $10,591,313. The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the issuer that such person is an affiliate of the issuer pursuant to Rule 12b-2 of the Exchange Act. As of March 15, 2007, the issuer had 2,344,630 shares of common stock, par value $1.00 per share, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

There are no documents to be incorporated by reference to this Annual Report on Form 10-KSB.

      Transitional Small Business Disclosure Format (Check One): Yes |_|; No |X|

                                TABLE OF CONTENTS

                                     PART I

Item 1     Description of Business                                            3

Item 2     Description of Property                                           22

Item 3     Legal Proceedings                                                 23

Item 4     Submission of Matters to a Vote of Security Holders               23

                                     PART II

Item 5     Market for Common Equity and Related Stock Matters                23

Item 6     Management's Discussion and Analysis                              24

Item 7     Financial Statements                                              38

Item 8     Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                          70

Item 8A    Controls and Procedures                                           70

Item 8B    Other Information                                                 70

                                    PART III

Item 9 Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the
           Exchange Act                                                      71

Item 10    Executive Compensation                                            72

Item 11    Security Ownership and Certain Beneficial Owners and
           Management and Related Stockholder Matters                        76

Item 12    Certain Relationships and Related Transactions, and
           Director Independence                                             77

Item 13    Exhibits                                                          78

Item 14    Principal Accountant Fees and Services                            81

Signatures                                                                   82

Supplemental Information                                                     83

                                     PART I

Item 1. Description of Business.

FIRST IPSWICH BANCORP

      First Ipswich Bancorp ("Bancorp" or "Company") was organized in 1985 as a Massachusetts-chartered bank holding company. Bancorp is headquartered in Ipswich, Massachusetts. As a bank holding company, Bancorp is subject to regulation by the Federal Reserve Board ("FRB"). Through Bancorp's wholly-owned subsidiary, The First National Bank of Ipswich (the "Bank"), Bancorp currently provides community banking services to its principal market area of northeastern Massachusetts and its secondary market areas of Boston, Massachusetts and Portsmouth, New Hampshire.

THE FIRST NATIONAL BANK OF IPSWICH

      The Bank was founded in 1892. The Bank is a national banking association chartered under the National Bank Act. Its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"), and it is subject to regulation by the Office of the Comptroller of the Currency ("OCC") and the FDIC. The Bank offers a full range of retail banking services to individuals, businesses, and nonprofit organizations, currently through ten (10) banking offices located in the Bank's primary and secondary markets. Such services include a wide range of retail checking and savings accounts, loans, safe deposit facilities, and automated teller machines at select branch locations.

      The Bank also provides lending, depository and related financial services to commercial, industrial, financial, and governmental customers. These services include short- and long-term loans and revolving credit arrangements, letters of credit, inventory and accounts receivable financing, real estate construction lending, and mortgage loans.

      The Bank offers customers modern banking services without forsaking community values such as prompt, personal service and friendliness. The Bank offers many personalized services and attracts customers by being responsive and sensitive to their individual needs. The Bank believes its approach to business builds goodwill among its customers, stockholders, and the communities it serves that, in turn, results in referrals from stockholders and satisfied customers. The Bank also relies on traditional marketing to attract new customers. To enhance a positive image in the community, the Bank supports and participates in local events and the Bank's officers and directors serve on boards of local civic and charitable organizations.

      The Bank's operations are based upon our belief that a need exists in our marketplace for a locally-based provider of financial services. The Bank is focused on serving the financial needs of individuals, including high net-worth individuals, small to medium-sized businesses, and professional practices. The Bank believes that its marketplace welcomes an institution which strives to provide timely and personalized services and direct access to decision makers. The Bank believes that this opportunity has been amplified by the significant amount of consolidation in its marketplace. Further, economic growth has created a growing number of consumers and businesses in need of high quality banking and other financial services delivered with personalized attention.

      The Bank offers commercial, consumer, and mortgage-lending products typically offered by community banks. The Bank believes that it has distinguished itself from competitors through prompt service and customized lending products. The Bank's lending activities are oriented to the small-to-medium sized businesses, high-net worth individuals and professional practices located in its market area, as well as to consumer and retail customers living and working in the Bank's market area. The Bank concentrates on customer relationships in building its customer deposit base and competes aggressively in the area of checking and savings accounts.

        The Bank is highly involved in the communities it serves through participation in and sponsorship of civic and charitable activities. The Bank believes this demonstrates its commitment to serving the communities in which it does business, enhances its image in the community, develops brand awareness, creates customer loyalty and assists in the development of our business. The Bank's business strategy for the future is to capitalize on the opportunities in its market area, which arise as a result of economic growth and consolidation, as well as through the contacts of its directors, officers and other associates of the Bank.

      The Bank believes that it is able to compete favorably with competitors because it provides responsive personalized services through management's knowledge and awareness of the Bank's service area, customers and businesses. The Bank believes that its approach to building its franchise, its focus on service and its commitment to the community, when coupled with the application of sound banking principles, will create value for stockholders.

      The Company has expanded its business lines and geographic footprint over the course of the past few years. The expansion initiatives added to the Company's expense infrastructure but did not generate revenue in a sufficient magnitude to cover the added expenses. Accordingly, management and the Board of Directors completed a review of the Company's business lines and operations. In September the Board approved a strategic plan to return the Company to profitability. The Bank reached an agreement to sell its branch in Cambridge, Massachusetts. The transaction closed on March 30, 2007. In addition, the Bank plans to close its branch in Londonderry, New Hampshire during the second quarter of 2007.

      The Bank sold its trust department on October 31, 2006. The sale was part of the Company's efforts to refine the base of business lines that contribute to profitability. The transfer of $50.8 million of trust assets resulted in a net gain of $395,000. Employees of the department became employees of the acquirer at the time of transfer.

      As of December 31, 2006, the Company, including the Bank and its subsidiaries, had 118 employees, of whom 98 were full-time. None of these employees is covered by a collective bargaining agreement and we believe that our employee relations are good.

LENDING ACTIVITIES

      The Bank provides its customers with a full range of financing options for short- to medium-term commercial, mortgage, construction and consumer loans, both secured and unsecured. A significant portion of the loan portfolio consists of commercial and residential mortgage loans in Ipswich and surrounding communities. The acquisition of the Cambridge, MA branch in 2004 and the Boston, MA branch in 2005 has favorably impacted loan portfolio growth rates, however, the sale of $9.3 million of loans in the fourth quarter of 2006 caused loans to remain level at December 31, 2006 as compared to December 31, 2005. Commercial real estate loans & commerical loans are expected to decrease further in 2007 as the Bank sells loans originated through the Cambridge and Londonderry branches.

LOAN COMPOSITION. The following table sets forth at the dates indicated the Bank's loan portfolio composition by type of loan:

                                            2006                         2005                            2004
                               ------------------------------------------------------------------------------------------
                                                  Percent                        Percent                       Percent
                                                  of                             of                            of
                                                  Total                          Total                         Total
  (Dollars in thousands)         Amount           Loans          Amount          Loans           Amount        Loans
Commercial real estate         $  106,965         45.16%      $  108,404         45.85%      $   60,616         35.60%
Residential real estate            54,898         23.18           53,690         22.72           55,749         32.74
Construction                       19,414         8. 20           18,918          8.00           23,016         13.52
Commercial                         44,442         18.76           43,376         18.35           19,627         11.53
Home equity                         9,520          4.02           10,243          4.33            9,465          5.56
Consumer                            1,599          0.68            1,770          0.75            1,792          1.05
                               ------------------------------------------------------------------------------------------
Total loans                       236,838        100.00%         236,401        100.00%         170,265        100.00%
                                             ==========                      =========                       ========
Net deferred origination             (121)                           (49)                           (42)
  costs (fees)
Allowance for loan losses          (1,827)                        (1,739)                        (1,340)
                               ----------                     ----------                     ----------
Loans, net                     $  234,890                     $  234,613                     $  168,883
                               ==========                     ===========                    ==========

      The following table sets forth the maturity ranges of certain components of the Bank's loan portfolio at December 31, 2006. Normally construction loans have maturities less than eighteen (18) months. Construction loan balances with maturities greater than five (5) years represent construction/permanent loans that convert to permanent financing after the end of the construction phase.

                       Within 1 year     Over 1 year to 5 years    After 5 years     Total
                       -------------     ----------------------    -------------     -----
(in thousands)
Construction                  $12,532           $ 3,120               $3,762        $19,414
Commercial                     22,166            17,229                5,047         44,442

The following table sets forth certain loans with fixed and variable rates having contractual maturities greater than one year at December 31, 2006:

                                Fixed Rate    Variable Rate      Total
                                ----------    -------------      -----
(in thousands)
Construction                    $    --         $6,882         $ 6,882
Commercial                       15,907          6,351          22,258

      COMMERCIAL LOANS. The Bank has made and anticipates continuing to make commercial loans. Commercial loans include both secured and unsecured loans for working capital, expansion, and other business purposes. Short-term working capital loans generally are secured by accounts receivable, inventory and/or equipment. The Bank also makes term commercial loans secured by equipment, real estate and marketable securities. Lending decisions are based on an evaluation of the financial strength, cash flow, management and credit history of the borrower, and the quality of the collateral securing the loan. With few exceptions, the Bank requires personal guarantees and secondary sources of repayment. Historically, commercial loans provide greater yields and reprice more frequently than other types of loans, such as real estate loans. More frequent repricing means that yields on the Bank's commercial loans adjust with changes in interest rates. Commercial loans are generally deemed to entail significantly greater risk than residential real estate loans. The repayment of commercial loans typically is dependent on the successful operations and income stream of the borrower. These risks can be significantly affected by economic conditions, as well as the borrower's skill and ability in running its business. In addition, commercial lending generally requires substantially greater oversight efforts compared to residential real estate lending.

      REAL ESTATE LOANS. Real estate loans are made for purchasing, constructing and refinancing one-to-four family and commercial properties. The Bank offers various fixed and adjustable rate options. Commercial real estate lending involves loans secured principally by commercial buildings for office, storage and warehouse space. The Bank generally requires the personal guaranty of borrowers and a demonstrated cash flow capability sufficient to service the debt. Loans secured by commercial real estate may be in greater amount and involve a greater degree of risk than one-to-four family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties. Real estate loans are subject to risks associated with the economic conditions in the Bank's market area, to a potential rise in interest rates and to potential dramatic decreases in real estate values. In addition, the repayments of commercial and residential real estate loans are typically dependent on the financial resources of the borrowers. The primary focus of construction lending continues to relate to the conservative financing of small residential construction projects for highly rated commercial customers.

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

      HOME EQUITY LINES OF CREDIT. Home equity lines of credit are loans issued to consumers as first or junior liens on one-to-four family residential properties. These loans may be used for a variety of purposes, including for home improvement and other personal needs. The Bank believes that home equity lending lends itself to creating a fuller and longer term banking relationship with the consumer and providing cross marketing opportunities. These loans may entail similar risks as those associated with consumer and installment loans, including the dependence on the borrower's continuing financial stability. Further, the risk to the Bank is greater than that inherent in the single family residential real estate portfolio when the security for home equity lines of credit is not the first lien on the property and therefore ultimate collection of amounts due may be dependent on whether any value remains after collection by a holder with a higher priority that may or may not be different than the Bank. Finally, the application of various laws, including Federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered in the event of default.

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

                                                       At December 31,
                                                 -----------------------------
      (dollars in thousands)                       2006       2005       2004
                                                   ----       ----       ----
      Non-accrual loans                          $    --    $    --    $    --
      Other real estate owned                         --         --         --
      Troubled debt restructurings                    --         --         --
      Loans past due 90 days or more and
        still accruing                                 3         --         16
      Non-accrual loans to total loans              0.00%      0.00%      0.00%
      Non-performing assets to total assets         0.00%      0.00%      0.00%
      Allowance for loan losses as a
        percentage of non-performing loans           n/a        n/a        n/a

      The Bank's consolidated financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, unless a loan is placed on non-accrual status. Loans are placed on non-accrual status when there are serious doubts concerning the collectibility of principal or interest. In general, a loan is placed on non-accrual status when the loan becomes past due 90 days. Loans are also placed on non-accrual status in cases where there is uncertainty as to whether the borrower can satisfy the contractual terms of the loan agreement. Amounts received on non-accrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower's weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur. Potential problem loans are loans which are currently performing and are not included in non-accrual or restructured loans above, but about which the Bank has doubts as to the borrower's ability to comply with present repayment terms. These loans may be included later in non-accrual, past due or restructured loans, so they are considered by management in assessing the adequacy of the allowance for loan losses. At December 31, 2006, $0.7 million of loans had been identified as potential problem loans.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

      The allowance for loan losses is based on estimates, and ultimate losses may vary from the current estimates. The adequacy of the allowance is evaluated regularly by management. As adjustments become necessary, they are reported in operations for the period in which they become known. Losses are charged against the allowance when management believes that collection is doubtful. Key elements of the estimates, including those used in independent appraisals, are dependent upon the economic conditions prevailing at the time of the estimates. The inherent uncertainties in the assumptions relative to real estate project sales, prices or rental rates and the ability of various borrowers to continue to perform under their current contractual lending arrangements may lead to results which differ from those projected by management.

      The allowance consists of specific, general and unallocated loss components. The specific loss component relates to loans that are classified as impaired. These loans are identified through the ongoing loan review process that takes into account various factors such as borrower payment history, financial status and collateral shortfalls. In reviewing these loans, management determines, on a case-by-case basis, the need for specific reserves. An allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. In determining the general component, the portfolio is segmented by various loan types that contain similar attributes. These individual types are evaluated for historical loss experience. The resultant historical loss percentage is then adjusted for various qualitative factors. Qualitative factors reviewed include the following:

      o     Levels and trends in delinquencies and impaired loans
      o     Levels and trends in charge-offs
      o     Trends in volume and terms of loans
      o Effects of changes in underwriting standards, policy exceptions, and lending policy
      o     Experience of lending management staff
      o     Economic trends
      o     Industry conditions
      o     Effects of changes in credit concentrations

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

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES BY CATEGORY

------------------------------------------------------------------------------------------------------------------
                                           2006                        2005                       2004
------------------------------------------------------------------------------------------------------------------
                                               % Total                      % Total                      % Total
                                     Amount     Loans          Amount        Loans         Amount          Loans
------------------------------------------------------------------------------------------------------------------
                                                             (dollars in thousands)
------------------------------------------------------------------------------------------------------------------
Balance applicable to:
------------------------------------------------------------------------------------------------------------------
Commercial real estate loans       $  786         45.16%        $  786         45.86%        $  512         35.60%
------------------------------------------------------------------------------------------------------------------
Residential real estate loans (1)     245         27.20            207         27.04            209         38.30
------------------------------------------------------------------------------------------------------------------
Construction loans                    156          8.20            146          8.00            160         13.52
------------------------------------------------------------------------------------------------------------------
Commercial loans                      383         18.76            352         18.35            188         11.53
------------------------------------------------------------------------------------------------------------------
Consumer loans                        137          0.68            149           .75            174          1.05
------------------------------------------------------------------------------------------------------------------
Unallocated                           120            --             99            --             97            --
------------------------------------------------------------------------------------------------------------------
Total allowance for loan losses    $1,827        100.00%        $1,739        100.00%        $1,340        100.00%
------------------------------------------------------------------------------------------------------------------

(1) Includes home equity lines of credit.

      The following table presents, for the years indicated, information regarding changes in the allowance for loan losses:

(in thousands)                                    2006        2005        2004
                                                  ----        ----        ----
Balance at the beginning of the year           $  1,739    $  1,340    $  1,334
Charge-offs:
  Commercial real estate                             --          --          --
  Consumer                                          (19)        (45)        (44)
  Commercial                                        (13)         --          --
                                               --------    --------    --------
Total charge-offs                                   (32)        (45)        (44)
                                               --------    --------    --------

Recoveries:
  Commercial real estate                             68          --          --
  Commercial                                         --          --          --
  Consumer                                           16           6           5
                                               --------    --------    --------
Total recoveries                                     84           6           5
                                               --------    --------    --------

Net (charge-offs) recoveries                         52         (39)        (39)
Allowance acquired with Boston branch
   acquisition                                                  198
Provision (credit) for loan losses                   36         240          45
                                               --------    --------    --------
Balance at the end of the year                 $  1,827    $  1,739    $  1,340
                                               ========    ========    ========
Ratio of net charge-offs to average
   loans outstanding                               0.02%       0.02%       0.02%
Allowance for loan losses as a percent
   of total loans at the end of the year           0.77%       0.74%        .79%

INVESTMENT ACTIVITIES

      Bancorp's portfolio of investment securities consists primarily of Government-sponsored enterprise obligations and mortgage-backed securities. As part of its strategic plan, the Bank sold approximately $39.1 million of securities during the fourth quarter of 2006.

      Debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and recorded at amortized cost. All other securities are classified as "available for sale" and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss). During the third quarter of 2006 the Bank transferred its entire held-to-maturity portfolio to the available-for-sale portfolio. As such, the company is precluded from classifying securities as being held-to-maturity in the foreseeable future.

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

      The following table summarizes, at the dates indicated, the amortized cost and fair market value of securities.

                                                                       At December 31,
                                    --------------------------------------------------------------------------------
                                              2006                        2005                         2004
                                              ----                        ----                         ----
                                      Amortized    Fair       Amortized        Fair         Amortized       Fair
                                        Cost       Value         Cost          Value          Cost          Value
                                        ----       -----         ----          -----          ----          -----
(in thousands)
Securities available for sale:
------------------------------
Government-sponsored enterprise
  obligations                        $10,550       $10,293       $23,287       $22,940       $ 46,054       $ 45,889
Corporate bonds                        1,845         1,745         1,816         1,713          1,786          1,746
Trust preferred securities                --            --            --            --            970            974
Mortgage-backed and asset-
  backed securities                   39,391        38,307        64,571        63,257         86,997         86,554
Municipal bonds                        3,756         3,617           369           347            635            610
                                     -------       -------       -------       -------       --------       --------
   Total debt securities              55,542        53,962        90,043        88,257        136,442        135,773
                                     -------       -------       -------       -------       --------       --------
Money market preferred stock              --            --            --            --         15,200         15,200
Marketable equity securities              --            --           101           118             84            104
Agency preferred stock                    --            --            --            --          2,956          2,910
                                     -------       -------       -------       -------       --------       --------
   Total equity securities                --            --           101           118         18,240         18,214
                                     -------       -------       -------       -------       --------       --------
   Total securities
     available for sale              $55,542       $53,962       $90,144       $88,375       $154,682       $153,987
                                     =======       =======       =======       =======       ========       ========

Securities held to maturity:
----------------------------
Government-sponsored enterprise
  obligations                        $    --       $    --       $ 3,000       $ 2,853        $ 3,000        $ 2,928
Municipal bonds                           --            --        15,128        14,904         16,200         16,098
Mortgage-backed securities                --            --        10,641        10,257         12,709         12,525
                                     -------       -------       -------       -------       --------       --------
   Total securities held to
       maturity                      $    --       $    --       $28,769       $28,014       $ 31,909       $ 31,551
                                     =======       =======       =======       =======       ========       ========

The following table summarizes debt securities by contractual maturity date, with weighted average yields, at December 31, 2006. Yields on tax-exempt obligations were not computed on a tax equivalent basis.

                                    -----------------------------------------------------------------------------------------
                                                           More than One         More than Five
                                                                Year                 Years               More than Ten
                                     One Year or Less      To Five Years          To Ten Years               Years
                                    -----------------------------------------------------------------------------------------
                                               Weighted           Weighted              Weighted                   Weighted
                                     Book      Average    Book    Average     Book      Average         Book       Average
                                     Value      Yield     Value    Yield      Value      Yield         Value        Yield
                                    ----------------------------------------------------------------------------------------
(in thousands)
Securities available for sale:
------------------------------
Government-sponsored enterprise
  obligations                       $3,011      3.45%    $ 7,539    3.40%     $    --       --%        $    --         --%
Corporate bonds                                            1,845    4.65                                               --
Trust preferred securities              --        --          --      --           --       --              --         --
Mortgage and asset-backed
  securities                            --        --       3,265    4.76        1,920     5.31          34,206       4.58
Municipal bonds                         80      5.09          --      --          360     4.01           3,316       2.37
                                    ------               -------              -------                  ------

    Total securities
      available for sale            $3,091               $12,649              $2,280                   $37,522
                                    ======               =======              ======                   =======

The following table summarizes securities by issuer (excluding securities issued by Government-sponsored enterprises), at December 31, 2006, which represent investments greater than 10% of stockholders' equity. The security was written down to its fair value at December 31, 2006 and was sold in January 2007 at fair value.

                                               Amortized Cost    Fair Value
                                               --------------    ----------
                                                      (In thousands)
Issuer
------
Restructured Asset Backed Securities Trust        $ 2,760        $ 2,760

BORROWINGS

      The following table presents information regarding short-term borrowed funds.

                                                                   At or for the years ended December 31,
                                                                   --------------------------------------
        (In thousands)                                              2006            2005            2004
                                                                    ----            ----            ----
Securities sold under agreements to repurchase:
  Average balance outstanding                                     $ 14,112        $ 11,307        $ 11,565
  Maximum amount outstanding at any month-end
    during the year                                                 15,852          13,920          14,473
  Balance outstanding at the end of the year                        13,656          13,920          11,977
  Weighted average interest rate during the year                      4.83%           3.45%           2.48%
  Weighted average interest rate at the end of the year               4.78%           4.48%           2.54%

Federal Home Loan Bank short-term advances:
  Average balance outstanding                                     $ 47,123        $ 71,447        $ 42,264
  Maximum amount outstanding at any month-end
    during the year                                                 67,996          89,992          54,393
  Balance outstanding at the end of the year                            --          57,233          54,393
  Weighted average interest rate during the year                      4.70%           3.28%           1.47%
  Weighted average interest rate at the end of the year                 --            4.38%           2.35%

      Securities sold under agreements to repurchase are funds borrowed from customers on an overnight basis that are secured by Government-sponsored enterprise obligations. The amount of securities collateralizing the agreements to repurchase remains in securities and the obligation to repurchase securities sold is reflected as a liability in the consolidated balance sheets. Approximately 45% of the Bank's total repurchase agreements are with the Company's directors and executive officers and their related parties.

      Federal Home Loan Bank of Boston ("FHLBB") advances are utilized as a complement to the Bank's deposit balances to manage interest rate risk, supplement liquidity, and/or leverage the balance sheet. The Bank also has an available line of credit with the FHLBB at an interest rate that adjusts daily. Borrowings under the line are limited to 2% of the Bank's total assets. There were no advances outstanding under the line of credit at December 31, 2006 and 2005. All borrowings from the FHLBB are secured by a blanket lien on qualified collateral, defined principally as 90% of the fair value of obligations of U.S. Government-sponsored enterprises and 75% of the carrying value of first mortgage loans on owner-occupied residential property.

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

      The following table sets forth the average balances and weighted average rates paid for each deposit category for the years indicated:

                                                             Years Ended December 31,
                                 --------------------------------------------------------------------------------
                                           2006                       2005                        2004
                                           ----                       ----                        ----
                                                Weighted                   Weighted                     Weighted
                                    Average     Average       Average      Average         Average       Average
                                    Balance     Rate Paid     Balance      Rate Paid       Balance      Rate Paid
                                    -------     ---------     -------      ---------       -------      ---------

(dollars in thousands)
Non-interest bearing accounts      $ 45,709       0.00%       $ 46,489        0.00%       $ 41,668         0.00%
Savings accounts                     31,762       0.50          36,882        0.51          33,606          .50
NOW accounts                         35,980       0.14          36,509        0.16          37,383         0.25
Money market deposit accounts        56,283       3.21          60,843        2.19          54,197         1.92

Certificates of deposit             105,025       4.33          61,680        2.81          67,061         2.43
                                   --------                   --------                    --------
   Total                           $274,759                   $242,403                    $233,915
                                   ========                   ========                    ========

The following table indicates the amount of the Bank's certificates of deposit with balances of $100,000 and over by time remaining until maturity as of December 31, 2006.

     Maturity period                                              Amount
     ---------------                                              ------
                                                          (dollars in thousands)
     Three months or less                                       $ 24,006
     Over three months through six months                          4,390
     Over six months through twelve months                        14,004
     Over twelve months                                              547
                                                                --------
        Total                                                   $ 42,947
                                                                ========

Directors and executive officers and their related parties own approximately 6% of the Bank's total deposits.

BANKING TECHNOLOGY

      The Bank offers Internet banking and on-line bill payment services to its customers. The Bank also offers telephone banking through its voice response unit. The Bank has ATM facilities at most of its banking offices. The Bank's ATM cards are linked to systems allowing the Bank's customers to withdraw funds from any ATM machine honoring those systems.

MARKET AREA

      The Bank's primary market area in Massachusetts consists of the communities of Ipswich, Essex, Rowley, Gloucester, Newburyport, Boston and Beverly, and other communities adjacent to and in close proximity to these communities. The Bank's primary market area in New Hampshire consists of the community of Portsmouth, and other communities adjacent to and in close proximity to this community.

      The banking business in the Bank's primary market area is highly competitive. The Bank competes actively with other banks, as well as with other financial organizations engaged in the business of accepting deposits, making loans, offering investment services and providing trust services. Competitors include commercial banks, savings banks, savings and loan associations, mortgage banking companies, finance companies, credit unions, brokerage firms, insurance companies, money market funds, and mutual funds.

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

      The Bank's primary market area competition consists primarily of other small and mid-size community banks, be it in the form of co-operative banks, commercial banks, or savings banks. Each of these community financial organizations in each of the Bank's markets generally offers similar products at similar rates. The increasing presence of aggressive regional and national banking companies has increased the competitive landscape. The Bank's share of deposits in Essex County, Massachusetts as of June 30, 2006 was 1.53%, and was less than 1.0% in Rockingham County, New Hampshire, Suffolk County, Massachusetts and Middlesex County, Massachusetts.

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

                                                                      Years Ended December 31,
                                    ---------------------------------------------------------------------------------------------
                                               2006                             2005                           2004
                                               ----                             ----                           ----
                                    Average              Average     Average             Average     Average             Average
                                    Balance   Interest  Yield/Cost   Balance  Interest  Yield/Cost   Balance  Interest  Yield/Cost
                                    -------   --------  ----------   -------  --------  ----------   -------  --------  ----------
(dollars in thousands)
ASSETS
Interest-earning assets:
  Short-term investments           $  3,911   $   142      3.63%    $    316  $      9      2.85%   $    279   $     4       1.43%
  Certificates of deposit             3,334       171      5.13        3,251       170      5.23       2,662       149       5.60
  Investment securities:
     Taxable                         95,185     4,304      4.52      137,966     5,312      3.85     152,678     5,586       3.66
     Tax-exempt                      13,434       468      3.48       16,211       702      4.33      16,879       757       4.48
  Loans, net                        244,918    17,737      7.24      200,068    13,301      6.65     162,405    10,429       6.42
                                   --------   -------               --------  --------              --------   -------
  Total interest-earning
    assets                          360,782    22,822      6.33      357,812    19,494      5.45     334,903    16,925       5.05
                                              -------                         --------                         -------
Non-interest-earning
    assets                           32,395                           33,385                          24,932
                                   --------                         --------                        --------
TOTAL ASSETS                       $393,177                         $391,197                        $359,835
                                   ========                         ========                        ========

LIABILITIES AND
STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
   Savings accounts                $ 31,762   $   156      0.50%    $ 36,882  $    188      0.51%   $ 33,606   $   169       0.50%
   NOW accounts                      35,980        50      0.14       36,509        58      0.16      37,383        94       0.25
   Money market deposit
     accounts                        56,283     1,808      3.21       60,843     1,330      2.19      54,197     1,043       1.92
   Certificates of deposit          105,025     4,547      4.33       61,680     1,741      2.81      67,061     1,631       2.43
                                   --------   -------               --------  --------              --------   -------
   Total interest-bearing
     deposit accounts               229,050     6,561      2.86      195,914     3,317      1.69     192,247     2,937       1.53
  Federal Home Loan
     Bank advances                   71,773     3,594      5.01      105,724     3,943      3.73      87,214     2,390       2.74
  Other borrowed funds               14,193       685      4.82       11,402       392      3.44      11,700       288       2.46
  Subordinated debentures            13,000       943      7.26       10,688       733      6.86       8,563       555       6.48
                                   --------   -------               --------  --------              --------   -------
  Total interest-bearing
     liabilities                    328,016    11,783      3.59      323,728     8,385      2.59     299,724     6,170       2.06
                                              -------                         --------                         -------
Noninterest-bearing
  deposits                           45,709                           46,489                          41,668
Other liabilities                     1,274                            1,239                           1,301
                                   --------                         --------                        --------
Total liabilities                   374,999                          371,456                         342,693
Total stockholders' equity           18,178                           19,741                          17,142
                                   --------                         --------                        --------
TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY               $393,177                         $391,197                        $359,835
                                   ========                         ========                        ========
Net interest income                           $11,039                         $ 11,109                         $10,755
                                              =======                         ========                         =======
Interest rate spread                                       2.73%                            2.86%                            3.00%
                                                           ====                             ====                             ====
Net interest margin                                        3.06%                            3.10%                            3.21%
                                                           ====                             ====                             ====
Ratio of average
   interest-earning
   assets to
   interest-bearing
   liabilities                                           109.99%                          110.53%                          111.74%
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

                                                       Year Ended
                                                   December 31, 2006
                                                          vs.
                                                   December 31, 2005
                                                   -----------------
                                         Increase (Decrease) Due to Changes In:
                                         -------------------------------------
                                      Average Volume    Average Rate     Total
                                      --------------    ------------     -----
                                                     (In thousands)
INTEREST INCOME:
Short-term investments                    $    155        $      7      $   133
Certificates of deposit                          2             (30)           1
Investment securities:
  Taxable                                   (1,534)            526       (1,008)
  Tax-exempt                                  (109)           (125)        (234)
Loans                                        3,172           1,264        4,436
                                          --------        --------      -------
    Total interest income                    1,686           1,642        3,328
                                          --------        --------      -------

INTEREST EXPENSE:
Savings accounts                               (26)             (6)         (32)
NOW accounts                                    (1)             (7)          (8)
Money market deposit accounts                  (63)            541          478
Certificates of deposit                      1,587           1,219        2,806
                                          --------        --------      -------
  Total interest-bearing deposit
    accounts                                 1,497           1,747        3,244
Federal Home Loan Bank advances             (1,149)            800         (349)
Other borrowed funds                           111             182          293
Subordinated debentures                        165              45          210
                                          --------        --------      -------
  Total interest expense                       624           2,774        3,398
                                          --------        --------      -------
  Change in net interest income           $  1,062        $ (1,132)     $   (70)
                                          ========        ========      =======

                                                      Year Ended
                                                   December 31, 2005
                                                          vs.
                                                   December 31, 2004
                                                   -----------------
                                        Increase (Decrease) Due to Changes In:
                                        -------------------------------------
                                     Average Volume     Average Rate     Total
                                     --------------     ------------     -----
                                                    (In thousands)
INTEREST INCOME:
Short-term investments                  $      1         $      4      $     5
Certificate of deposit                        31              (10)          21
Investment securities:
  Taxable                                   (557)             283         (274)
  Tax-exempt                                 (29)             (26)         (55)
Loans, net                                 2,493              379        2,872
                                        --------         --------      -------
  Total interest income                    1,939              630        2,569
                                        --------         --------      -------

INTEREST EXPENSE:
Savings accounts                              17                2           19
NOW accounts                                  (2)             (34)         (36)
Money market deposit accounts                136              151          287
Certificates of deposit                     (138)             248          110
                                        --------         --------      -------
  Total interest-bearing deposit
accounts                                      13              367          380
Federal Home Loan Bank advances              575              978        1,553
Other borrowed funds                          (8)             112          104
Subordinated debentures                      145               33          178
                                        --------         --------      -------
  Total interest expense                     725            1,490        2,215
                                        --------         --------      -------
  Change in net interest income         $  1,214         $   (860)     $   354
                                        ========         ========      =======

THE DE BURLO GROUP, INC.

      On December 31, 2004, Ipswich Capital Investment Corp. ("Ipswich Capital"), a wholly-owned subsidiary of the Bank, completed its acquisition of 100% of the outstanding common stock of The de Burlo Group, Inc. ("The de Burlo Group") based in Boston, Massachusetts, The de Burlo Group is a registered investment advisory firm with approximately $415 million in assets under management at December 31, 2006. Under the terms of the agreement, Ipswich Capital paid an initial purchase price of $2,126,000 in cash to the stockholders of The de Burlo Group at closing. The terms of the transaction also included deferred payment provisions, payable to stockholders of The de Burlo Group based upon the successful achievement of certain financial milestones following both the two-year anniversary and four-year anniversary of the closing date. At the two-year anniversary the maximum payment was earned and Ipswich Capital paid the first deferred payment in the amount of $1,187,500. The initial purchase price and all deferred payments shall not exceed $4,500,000.

      Founded in 1987, The de Burlo Group has six employees, and is managed by three key principals: Dr. C. Russell de Burlo, Jr., President and Chief Executive Officer, Robin W. Dushman, Senior Vice President, and Richard B. G. Vincent, Vice President. The de Burlo Group, which offers investment advice to individuals, institutions, and nonprofit organizations, has built a reputation for providing experienced, successful, and professional investment management services to meet the unique needs of each of its clients.

      The de Burlo Group competes in the greater Boston and New England area for its client base. The de Burlo Group's new business efforts focus predominately on the high net worth market for individuals, as well as portfolio management services for endowments, foundations and pension plans. The de Burlo Group's four largest clients represent approximately 60% of assets under management and 47% of the revenue.

SUPERVISION AND REGULATION

      Bank holding companies and banks are extensively regulated under both federal and state law. These laws and regulations are intended to protect depositors, not stockholders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in the applicable law or regulation may have a material effect on the business and prospects of Bancorp and the Bank.

      On June 28, 2006, the Bank entered into a Formal Agreement with its primary Federal banking regulator, the OCC. The agreement called for the Bank to achieve higher capital ratios, retain competent management, adopt a new strategic plan, adopt an interest rate risk management plan, and improve liquidity. The timeframe for completing the various aspects of the agreement ranged from 90 to 180 days.

        In response to the Formal Agreement, the Bank established a Compliance Committee of the Board of Directors to ensure compliance with its terms. In addition, the Bank also retained the services of an investment banker for assistance with the development and execution of plans to meet the requirements identified in the Formal Agreement.

      The Bank completed and submitted to the OCC a strategic plan, a capital plan, a liquidity contingency plan, an interest rate risk management plan, and a report which included an evaluation of management. These plans were submitted on a timely basis and in accordance with the Formal Agreement. The Formal Agreement calls for a determination of no supervisory objection to the Bank's capital and strategic plans; and the OCC has issued those determinations.

      The Agreement called for the Bank to increase its capital ratios to minimum levels by December 31, 2006. Subsequently, the OCC extended the deadline to achieve the capital ratios until March 31, 2007. The Bank exceeded the minimum ratios, as listed in the Formal Agreement, at February 28, 2007. Further discussion of the Bank's capital levels can be found below in "Item 6. Liquidity and Capital Resources."

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

      The minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. The minimum ratio of Tier 1 Capital (defined below) to risk-weighted assets is 4%. At least half of the total capital is required to be "Tier 1 Capital," consisting of common shareholders' equity, qualifying trust preferred securities, qualifying perpetual preferred stock and minority interests in equity accounts of subsidiaries, less certain goodwill items, other intangible assets, interest only strips, receivables and non-financial equity investments. The remainder ("Tier 2 Capital") may consist of (a) the allowance for loan losses of up to 1.25% of risk-weighted assets, (b) non-qualifying perpetual preferred stock, (c) hybrid capital instruments, (d) perpetual debt, (e) mandatory convertible securities, and (f) qualifying subordinated debt and intermediate-term preferred stock up to 50% of Tier 1 capital. Tier 2 capital is only includable to the extent it does not exceed Tier 1 capital. Total capital is the sum of Tier 1 and Tier 2 capital less reciprocal holdings of other banking organizations' capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the FRB (determined on a case by case basis or as a matter of policy after formal rule-making).

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

      In addition to the risk-based capital guidelines, the FRB has adopted a minimum Tier 1 capital (leverage) ratio guideline under which a bank holding company must maintain a minimum level of Tier 1 capital to average total consolidated assets of at least 3%, in the case of a bank holding company that has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a leverage ratio higher than the stated minimum.

BANK HOLDING COMPANY DIVIDENDS

      Federal Reserve Board policy provides that a bank or a bank holding company generally should not maintain its existing rate of cash dividends on common stock unless the organization's net income available to common stockholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality and overall financial condition. Federal Reserve policy further provides that a bank holding company should not maintain a level of cash dividends to its stockholders that places undue pressure on the capital of bank subsidiaries, or that can be funded only through additional borrowings or other arrangements that may undermine the bank holding company's ability to serve as a source of strength to bank subsidiaries.

TRANSACTIONS WITH AFFILIATES AND INSIDERS OF THE BANK

      Under current federal law, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act ("FRA") and Regulation W thereunder. An affiliate of a bank is generally any company or entity that controls, is controlled by, or is under common control with the bank, other than a subsidiary of the bank. In an organization controlled by a holding company, at a minimum, the parent holding companies of a bank and any companies which are controlled by such parent holding company are affiliates of the bank. Generally, Section 23A limits the extent to which the bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such bank's capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. The term "covered transaction" includes the making of loans or other extensions of credit to an affiliate; the purchase of assets from an affiliate; the purchase of, or an investment in, the securities of an affiliate; the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person; or issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. Section 23A also establishes specific collateral requirements for loans or extensions of credit to, or guarantees, acceptances or letters of credit issued on behalf of an affiliate. Section 23B requires that covered transactions and a broad list of other specified transactions be on terms substantially the same, or no less favorable, to the savings bank or its subsidiary as similar transactions with non-affiliates.

      The Bank's authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and the FRB's Regulation O. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank's capital. In addition, extensions of credit in excess of certain limits must be approved by the Bank's board of directors.

BANK REGULATION

      The Bank is subject to regulation and supervision by the OCC, an agency of the federal government. The regulations of the FDIC and the OCC impact virtually all of the Bank's activities, including the minimum level of capital it must maintain, its ability to pay dividends, its ability to expand through new branches or acquisitions and various other matters.

INSURANCE OF DEPOSITS

      The Bank currently pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC for Bank Insurance Fund ("BIF") member institutions. The FDIC has established a risk-based premium system under which the FDIC classifies institutions based on their capital ratios and on other relevant information and generally assesses higher rates on those institutions that tend to pose greater risks to the federal deposit insurance funds. The Federal Deposit Insurance Act ("FDIA") does not require the FDIC to charge all banks deposit insurance premiums when the ratio of deposit insurance reserves to insured deposits is maintained above specified levels. However, as a result of general economic conditions and a decline in the health of the banking industry, it is possible that the ratio of deposit insurance reserves to insured deposits could fall below the minimum ratio that the FDIC requires, which would result in the FDIC setting deposit insurance assessment rates sufficient to increase deposit insurance reserves to the required ratio.

      In February 2006, Congress enacted the Federal Deposit Insurance Reform Act of 2005 (the "FDIR Act"). As a result of the passage of the FDIR Act, among other things: (i) the BIF merged with the FDIC's Savings Association Insurance Fund creating the Deposit Insurance Fund (the "DIF"); (ii) the $100,000 per account insurance level is indexed to reflect inflation; (iii) deposit insurance coverage for certain retirement accounts increased to $250,000; and (iv) a cap was placed on the level of the DIF and dividends will be paid to banks once the level of the DIF exceeds the specified threshold.

BANK DIVIDENDS

      The Bank is subject to a formal agreement with the OCC. The agreement restricts the ability of the Bank to pay dividends and to pursue certain growth opportunities. In addition, it requires the Bank to maintain higher levels of capital than other financial institutions without similar regulatory issues. There is no guarantee that the OCC will continue to approve dividend payments to the Bancorp. A more detailed discussion of the effects of the OCC not approving future dividend payments to the Bancorp may be found below in "Item 6. Business Risks."

      In addition, the approval of the OCC is required for the payment of any dividend by a national bank if the total of all dividends declared by the board of directors of such bank in any calendar year would exceed the total of: (i) the bank's net income for the current year plus (ii) the retained net income (as defined and interpreted by regulation) for the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock. In addition, a national bank can pay dividends only to the extent of its undivided profits.

      If in the opinion of a federal banking agency, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the institution could include the payment of dividends), the agency may require that such institution cease and desist from such practice, The OCC and the FDIC have indicated that paying dividends that would deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound practice. Moreover, under the Federal Deposit Insurance Act (the "FDIA"), an insured depository institution may not pay any dividend (i) if payment would cause it to become less than "adequately capitalized," or (ii) while it is in default in the payment of an assessment due to the FDIC. Also, the federal banking agencies have issued policy statements that provide that FDIC-insured depository institutions and their holding companies should generally pay dividends only out of their current operating earnings.

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

      The FDIC requires the federal banking agencies to take "prompt corrective action" in respect of depository institutions that do not meet minimum capital requirements. There are five capital tiers: (i) well capitalized; (ii) adequately capitalized; (iii) undercapitalized; (iv) significantly undercapitalized; and (v) critically undercapitalized.

      The capital measures used by the federal banking regulators are the total capital ratio, the Tier 1 capital ratio, and the leverage ratio. Under the regulations, a bank will be: (i) well capitalized if it has a total capital ratio of 10.0% or greater, a Tier 1 capital ratio of 6.0% or greater, a leverage ratio of 5.0% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure; (ii) adequately capitalized if it has a total capital ratio of 8.0% or greater, a Tier 1 capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater, or 3.0% in some circumstances, and is not well capitalized; (iii) undercapitalized if it has a total capital ratio of less than 8.0%, a Tier 1 capital ratio of less than 4.0%, a leverage ratio of less than 4.0%, or 3.0% in some circumstances; (iv) significantly undercapitalized if it has a total capital ratio of less than 6.0%, a Tier 1 capital ratio of less than 3.0%, or a leverage ratio of less than 0%; or (v) critically undercapitalized if its tangible equity is equal to or less than 2.0% of average quarterly tangible assets.

      As of December 31, 2006, the Bank's ratio of total capital to risk-weighted assets was 10.70%. The Bank's Tier 1 capital to risk-weighted assets was 9.97% and the Bank's Tier 1 capital to average assets was 6.58%. Each of the capital ratios was below the target ratios mandated by the Formal Agreement as of December 31,2006. Subsequently, the OCC extended the deadline to achieve the capital ratios until March 31, 2007. The Bank exceeded the minimum ratios, as listed in the Formal Agreement, at February 28, 2007. Further discussion of the Bank's capital levels can be found below in "Item 6. Liquidity and Capital Resources." The Bank is deemed to be "adequately capitalized" since it is subject to the Formal Agreement.

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

OTHER REGULATIONS

      Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. Our loan operations are also subject to federal laws applicable to credit transactions, such as: (i) the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers; (ii) the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves; (iii) the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit; (iv) the Fair Credit Reporting Act of 1978 governing the use and provision of information to credit reporting agencies; (v) the Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies; and (vi) the rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

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

      The USA Patriot Act of 2001 (the "PATRIOT Act") designed to deny terrorists and others the ability to obtain anonymous access to the United States financial system, has significant implications for depository institutions, broker-dealers, mutual funds, insurance companies and businesses of other types involved in the transfer of money. The PATRIOT Act, together with the implementing regulations of various federal regulatory agencies, has caused financial institutions such as Bancorp and the Bank to implement additional or amend existing policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activities, currency transaction reporting, customer identity verification and customer risk analysis.

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

THE SARBANES-OXLEY ACT OF 2002

      The Sarbanes-Oxley Act of 2002, which became effective during 2002, is sweeping federal legislation addressing accounting, corporate governance and disclosure issues. The Act applies to all public companies and imposes significant new requirements for public company governance and disclosure requirements. Some of the provisions of the Act became effective immediately while others are still in the process of being implemented. In general, the Sarbanes-Oxley Act mandated important new corporate governance and financial reporting requirements intended to enhance the accuracy and transparency of public companies' reported financial results. It established new responsibilities for corporate chief executive officers, chief financial officers and audit committees in the financial reporting process, and it created a new regulatory body to oversee auditors of public companies. It backed these requirements with new SEC enforcement tools, increased criminal penalties for federal mail, wire and securities fraud, and created new criminal penalties for document and record destruction in connection with federal investigations. It also increased the opportunity for more private litigation by lengthening the statute of limitations for securities fraud claims and providing new federal corporate whistleblower protection.

      Section 404 of the Sarbanes-Oxley Act requires companies subject to the reporting requirements of the Securities Exchange Act of 1934 to include in their annual reports a report of management on the company's internal control over financial reporting, along with an attestation report and audit report of the company's registered public accounting firm as to the company's internal control over financial reporting. The internal control report must include: a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting for the company; management's assessment of the effectiveness of the company's internal control over financial reporting as of the end of the company's most recent fiscal year; a statement identifying the framework used by management to evaluate the effectiveness of the company's internal control over financial reporting; and a statement that the registered public accounting firm that audited the company's financial statements included in the annual report has issued an attestation report on management's assessment of the company's internal control over financial reporting. As a small issuer and absent any further extensions of the phase-in date, the Company will first be required to comply with Section 404 of the Sarbanes-Oxley Act with respect to its Annual Report on Form 10-KSB for the year ending December 31, 2007. In that first year, the Company will not be required to include the attestation report and audit report of the Company's registered public accounting firm as to the Company's internal control over financial reporting, which will be required in subsequent years' annual reports.

      The economic and operational effects of the Sarbanes-Oxley Act on public companies, including us, have been and will continue to be significant in terms of the time, resources and costs associated with compliance. Because the Act, for the most part, applies equally to larger and smaller public companies, we will continue to be presented with additional challenges as a smaller, community-oriented financial institution seeking to compete with larger financial institutions in our market.

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

Item 2. Description of Property.

      The Bank owns its main office in Ipswich, Massachusetts, and a parcel to the rear of the main office. In June of 2005, as part of its acquisition of the Boston branch of Atlantic Bank of New York, the bank acquired a ten story building in downtown Boston which houses the branch and loan division. Currently, the Boston building is being held for sale. It leases all of its other branches as of December 31, 2006. The Bank owns no other property of significant value.

      The following table summarizes the Bank's respective leases for its eight
(8) branch offices, one (1) ATM location, and one (1) other office. The lease for the Main Street branch in Rowley, Massachusetts, which expired on January 31, 2007, was not renewed. Accounts associated with the branch were merged into the Newburyport Turnpike branch also located in Rowley, Massachusetts.

                                       Current Monthly                        Lease Renewable
                                           Rental*          Lease Expires         Until
                                           ------           -------------         -----
Martin St., Essex, MA                    $  8,227               05/31/09          2019
Newburyport Turnpike, Rowley, MA            3,980               05/31/08          2018
Main St., Gloucester, MA                    7,319               09/30/09          2019
State St., Newburyport, MA                  3,318               07/31/11          2011
Massachusetts Avenue, Cambridge, MA         8,839               03/31/09          2024
Cabot Street, Beverly, MA                   4,307               04/16/09          2024
Orchard View Road, Londonderry, NH          6,332               09/30/11          2026
Hanover Street, Portsmouth, NH              3,681               03/27/17          2027
Eastern Avenue, Gloucester, MA              1,000                n/a               n/a
Federal Street, Boston, MA                  4,320               03/31/10          2010
                                          -------
TOTAL                                     $51,323
                                          =======

* Including current monthly prorations for taxes, insurance, and maintenance, as applicable.

      The Bank currently makes lease payments of $5,754 per month on its former Operations Center located in Essex, Massachusetts. This lease expires on May 31, 2009.

      In the opinion of management, all properties occupied by the Bank are in good condition and are adequate at present, and for the foreseeable future, for their current and contemplated purposes.

Item 3. Legal Proceedings.

      Bancorp is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business that, in the aggregate, involve amounts believed by management to be immaterial to the financial condition and operations of Bancorp.

Item 4. Submission of Matters to a Vote of Security Holders.

      No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2006.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

      Bancorp's common stock has been quoted on the NASD Over-the-Counter Bulletin Board since August 24, 2004 under the symbol "FIWC." As of March 15, 2007, Bancorp had 370 stockholders of record (excluding the number of persons or entities holding stock in street name through brokerage firms) and 2,344,630 shares of common stock outstanding.

      The following table sets forth market price and dividend information for Bancorp's common stock for the years ended December 31, 2006 and December 31, 2005. The information in the tables below reflects Over-the-Counter Market quotes, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

Year Ended                                               Average      Dividends
December 31, 2006       High Price      Low Price         Price       per share
-----------------       ----------      ---------         -----       ---------
First Quarter             $12.50         $10.25          $11.04        $0.0125
Second Quarter            $11.00          $9.50          $10.22        $0.0125
Third Quarter              $9.75          $8.10           $8.86        $0.0000
Fourth Quarter             $8.75          $8.15           $8.53        $0.0000

Year Ended                                               Average      Dividends
December 31, 2005        High Price      Low Price        Price       per share
-----------------        ----------      ---------        -----       ---------
First Quarter              $19.50         $15.50         $17.35        $0.0125
Second Quarter             $16.50         $12.00         $14.81        $0.0125
Third Quarter              $12.50         $10.75         $11.94        $0.0125
Fourth Quarter             $13.00         $10.25         $11.45        $0.0125

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

      As of December 31, 2006, Bancorp had not issued any stock options pursuant to its stock option plans. For more detailed information regarding Bancorp's option plans and the shares authorized for issuance pursuant to the plans, please see the section entitled "Compensation Pursuant to Stock Option Plans" included under Item 10 of this Annual Report on Form 10-KSB.

Item 6. Management's Discussion and Analysis

Forward-looking statements

      This annual report on Form 10-KSB contains and incorporates by reference "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, including statements regarding our strategy, effectiveness of investment programs, evaluations of future interest rate trends and liquidity, expectations as to growth in assets, deposits and results of operations, receipt of regulatory approval for pending acquisitions, success of acquisitions, future operations, market position, financial position, and prospects, plans and objectives of management are forward-looking statements. Words such as "believes", "expects," "may," "will," "should," "contemplates," or "anticipates" may also indicate forward-looking statements. There are a number of important factors that could cause Bancorp's actual results to differ materially from those contemplated by such forward-looking statements. These important factors include, without limitation, competitive conditions in the Bank's marketplace, the Bank's continued ability to originate quality loans, fluctuation in interest rates including fluctuations which may affect the Bank's interest rate spread, real estate conditions in the Bank's lending areas, changes in the securities or financial markets, changes in loan defaults and charge-off rates, a deterioration in general economic conditions on a national basis or in the local markets in which Bancorp operates, the Bank's continued ability to attract and retain deposits, the risk that difficulties will arise in connection with the integration of the operations of acquired businesses with the operations of Bancorp's banking or investment management businesses, Bancorp's ability to control costs, new accounting pronouncements, and changing regulatory requirements. Bancorp undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Executive Summary

      First Ipswich Bancorp is a nationally-chartered commercial financial institution with core operations in and around Ipswich, MA. Over the past few years, however, the Company expanded beyond core banking services in the eastern Essex County section of Massachusetts. A Branch was purchased in Boston, MA and a de novo branch was opened in Portsmouth, NH and The de Burlo Group, a Boston-based investment management business was purchased. However, the rapid expansion did not generate revenue streams sufficient to cover the Company's increasing overhead costs. Accordingly, the Company reported four consecutive quarterly losses through September 30, 2006 until a $302,000 profit was reported for the quarter ended December 31, 2006. The improved earnings resulted from the implementation of a strategic plan, the foundation of which is a focused and disciplined approach to managing the Company.

      The Company developed and implemented a strategic plan during the second half of 2006 and first quarter of 2007. A primary goal of the plan was to evaluate operations and identify locations and business lines which were not enhancing the profitability of the Company. In addition to the previously planned divestiture of the Bank's trust department, the Bank implemented a strategic plan which resulted in the sale of $39.1 million of investments in 2006, the sale of the Cambridge branch and the pending closing of the Londonderry branch in 2007, the sale of $9.3 million of loans in 2006 and another $15.0 million of loans in 2007, the closing of five off-site ATMs in 2000, the consolidation of the Rowley branches in 2006, and a reduction of 30 full-time equivalent employees in 2006. In addition, the Company continues to evaluate expenses for additional reductions that can be achieved without unduly impacting the high level of customer service the Company provides through its remaining branches in Beverly, Boston, Essex, Gloucester, Ipswich, Newburyport, and Rowley, Massachusetts and Portsmouth, New Hampshire.

      The Bank signed a Formal Agreement with the Office of the Comptroller of the Currency on June 28, 2006. The Agreement required the Bank to take various actions including raising capital ratios to levels prescribed in the Agreement. Specifically the Bank was required, by December 31, 2006, to raise its Tier 1 capital to average assets ratio to a minimum of 8%, the Tier 1 capital to risk-weighted assets ratio to a minimum of 10%, and the total capital to risk-weighted assets to a minimum of 11%. As of December 31, 2006, the Bank did not attain these ratios. Subsequently, the OCC extended the deadline to achieve the capital ratios until March 31, 2007. The Bank exceeded the minimum ratios, as listed in the Formal Agreement, at February 28, 2007. A consistent level of profitability will be a key factor in the OCC's evaluation of the Bank's performance and the appropriateness of relieving the Bank from the Formal Agreement.

      The sale of the Cambridge branch at the end of March, 2007 was the last major initiative from the strategic plan to be implemented. One of the primary objectives for the Company is to become a highly profitable community bank by following a focused and disciplined approach. One of the ways by which this will be accomplished is a focused effort to grow the small business client base which will generate new loans and deposits. Expense reductions will also play a significant part in the return to consistent profitability.

Critical Accounting Policies

      Critical accounting policies are defined as those that reflect significant judgments and uncertainties, and the application of which could potentially result in materially different results under different assumptions and conditions. Accounting policies considered critical to Bancorp's financial statements include the allowance for loan losses, impairment of investment securities and intangible assets, including goodwill, and valuation of deferred tax assets. The methodology for assessing the appropriateness of the allowance for loan losses is considered a critical accounting policy by management due to the degree of judgment involved, the subjectivity of the assumptions utilized, and the potential for changes in the economic environment that could result in changes to the level of the allowance for loan losses considered necessary. Management considers impairment of investment securities to be critical due to the potential materiality of individual investment security holdings. Management considers impairment of intangible assets to be critical accounting policies because of the intangible assets' materiality to the financial statements and inherent judgment in determining valuation. This valuation involves identification of reporting units and estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions utilized. The valuation of deferred tax assets is considered critical because of the degree of judgment required to determine whether it is more likely than not that tax return benefits will be realized when deferred tax items reverse.

General

      Bancorp's net income is dependent primarily on its net interest income, which is the difference between the interest income earned on its interest-earning assets and interest paid on its interest-bearing liabilities. Net interest income is generated from the interest rate spread between interest-earning assets and interest-bearing liabilities and the quantity and mix of such assets and liabilities. Net income is also dependent upon the level of non-interest income, primarily fees, commissions and service charges, and the level of operating expenses such as salaries and occupancy costs.

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

Management of Market Risk and Interest Rate Risk

      Bancorp's most significant form of market risk is interest rate risk, as the significant majority of its assets and liabilities are sensitive to changes in interest rates. Bancorp's interest rate risk management program focuses primarily on evaluating and managing the composition of assets and liabilities in the context of various interest rate scenarios. Factors beyond management's control, such as market interest rates and competition, also have an impact on interest income and interest expense. A more thorough explanation of the Company's efforts to manage this risk can be found below in the section "Asset/Liability Management."

Comparison of Financial Condition at December 31, 2006 versus December 31, 2005

      Total assets were $332.8 million at December 31, 2006, a decrease of $61.6 million, or 16%, from $394.4 million as of December 31, 2005. The decrease of assets resulted from the implementation of the Company's strategic plan to dispose of unprofitable assets as well as reduce assets to improve capital ratios. Investment securities decreased by $65.9 million during 2006 to $58.7 million, down from $124.6 million at December 31, 2005. Proceeds from the maturity and sale of investment securities were used to pay-down borrowings and fund loan growth that occurred through the first three quarters of the year.

      Strong loan originations early in the year offset loan sales late in the year such that net loans were up slightly to $234.9 million at December 31, 2006 as compared to $234.6 million at December 31, 2005. Loan sales totaling $9.3 million occurred in December 2006 Bancorp's lending activities are focused in northeastern Massachusetts and southern New Hampshire and are diversified by loan types and industries. Bancorp continues to focus on originating high quality loans without compromising credit quality.

      Total loans increased primarily due to an increase in commercial loans to $45.4 million as of December 31, 2006, an increase of $2.0 million, or 5.0%, from $43.4 million as of December 31, 2005. Bancorp's commercial and commercial real estate lending strategy stresses quality loan originations to local businesses, professionals, experienced developers, and investors.

      Commercial real estate loans decreased during 2006 because of loan sales in the fourth quarter of 2006. Commercial real estate loans totaled $106.0 million at the end of 2006 as compared to $108.4 million at the end of 2005. The decrease of $2.4 million occurred only because of the sale of approximately $9.3 million of commercial real estate loans as part of the Company's strategic plan.

      Construction loan activity was steady throughout 2006. Housing activity and residential construction trends have slowed throughout 2005 and 2006, though overall trends continue to be favorable. The primary focus of construction lending continues to relate to the conservative financing of small residential construction projects for highly rated commercial customers. Construction loans totaled $19.4 million as of December 31, 2006, up 3% or $0.5 million from $18.9 million at December 31, 2005.

      Residential real estate loan balances of $54.9 million as of December 31, 2006 reflected an increase of $1.2 million, or 2%, from $53.7 million as of December 31, 2005. Residential mortgage loans are originated for the Bank's own portfolio. Accordingly, the Bank does not aggressively seek long-term fixed rate mortgage loans. Although mortgage rates stabilized in 2006, historic low rates in recent past years decreased the number of customers seeking to refinance home loans.

      The high credit quality of the loan portfolio has resulted in the Bank maintaining a lower allowance for loan losses as a percentage of total loans in recent years. Non-performing loans and charge-offs have been at minimal levels for the past two years. Non-performing loans greater than 90 days past due were $0 at both December 31, 2006 and December 31, 2005.

The Bank's allowance for loan losses as a percent of loans was 0.77% as of December 31, 2006 and compared to 0.74% as of December 31, 2005. Management considers the allowance sufficient based upon the high level of credit quality of the loan portfolio and the historical trends in credit quality over the past several years.

      Total investment balances were $58.7 million as of December 31, 2006, a decrease of $65.9 million, or 53%, from $124.6 million as of December 31, 2005. The decrease in investment balances in 2006 resulted from the use of investment cash flows to fund loan growth in the first three quarters of 2006 and the sale of $39.1 million of investments in the fourth quarter of 2006. All investments were reclassified as available-for-sale, as of September 30, 2006, as part of the Company's strategic plan. Subsequently, $39.1 million of investments were sold and the proceeds were used to pay-down FHLB advances. The objectives of the investment portfolio are to assist with the achievement of liquidity needs, complement or supplement the interest rate sensitivity of loan and deposit balances, utilize excess capital and/or liquidity, and generate interest income.

      Management assesses other-than-temporary impairment on a quarterly basis. The impairment of one such security, a collateralized bond obligation which was purchased in 2004, was identified during the fourth quarter of 2006. A loss of $0.6 million was recorded as of December 31, 2006 and the security was subsequently sold in January 2007. The accumulated comprehensive loss related to the investment portfolio decreased slightly even though interest rates generally trended up during the first half of 2006 and even though the entire portfolio was reclassified to available-for-sale. The accumulated comprehensive loss was $1.0 million as of December 31, 2006 as compared to $1.2 million as of December 31, 2005.

      Premises and equipment balances were impacted by two actions undertaken by the Company in 2006. First, the Company spent over $0.6 million for facade and other work on the Boston branch building acquired in 2005 as part of the branch purchase from ABNY. Second, the Company took out of service and wrote-off $0.4 million of fixed assets during the year; this action was taken as part of the implementation of the strategic plan. Real estate held for sale, which consists of two properties, is being carried at its estimated fair value, less selling costs. A valuation reserve of $319,000 was recorded during the year ended December 31, 2006 because the estimated fair value, less selling costs, was less than the book value of the assets.

      The Company has recorded goodwill and other intangible assets as a result of purchases in prior years of the Cambridge branch, the Boston branch, and The de Burlo Group. Goodwill increased by $0.7 million in 2006 to $3.7 million. The increase primarily resulted from a $1.2 million payment due to the previous stockholders of The de Burlo Group as a result of the achievement of profitability goals identified in the 2004 purchase and acquisition agreement. In addition, finalization of the accounting for the Boston branch purchase resulted in the reclassification of $0.75 million of goodwill to premises and equipment and $0.25 million from core deposit intangibles to goodwill. Other intangible assets decrease by $0.5 million during 2006 because of amortization as well as the $0.25 million reclassification resulting from the Boston branch purchase.

      The Company believes that it offers deposit products and services that are competitively priced. However, the competition in the marketplace for core deposit accounts such as savings accounts, checking accounts, and certain money market accounts is very aggressive. Accordingly the Company attempts to distinguish itself by the level of customer service the Company offers in the geographic areas it serves.

      Total deposit balances were $268.9 million as of December 31, 2006, an increase of $10.0 million, or 4%, from $258.9 million as of December 31, 2005. Total deposit balances increased primarily due to a term deposit special promotion which increased certificates of deposit by $50.5 million in April 2006. For the year 2006, term deposits increased by $30.4 million to $112.9 million from $82.5 million at December 31, 2005. All other categories of deposits decreased in 2006 even though the Company offered competitive products and services. The Company's financial difficulties may have had an impact on the Bank's ability to maintain deposits. The Company will continue to develop products and services which today's consumers desire. In addition, the Company is committed to improving training opportunities and incentive programs for employees.

      Total borrowed funds were $42.8 million as of December 31, 2006, a decrease of $72.5 million, or 63%, from $115.3 million as of December 31, 2005. Borrowings consist of short- and long-term advances from the Federal Home Loan Bank that are collateralized by certain mortgage loans and investment securities and are utilized as either an interest rate risk management tool, a complement to the volume or mix of retail funding products, or as a source of funding for leverage opportunities. Long-term Federal Home Loan Bank (FHLB) advances totaled $16.0 million as of December 31, 2006; this represents a $15.1 million decrease from $31.1 million as of December 31, 2005. Short-term Federal Home Loan Bank
(FHLB) advances were $0 as of December 31, 2006; this represents a $57.2 million decrease from December 31, 2005. Other short-term borrowings, primarily consisting of retail repurchase agreements, decreased slightly to $13.7 million at December 31, 2006 from $13.9 million at December 31, 2005.

        Total stockholder's equity decreased from $19.0 million at December 31, 2005 to $17.9 million as of December 31, 2006 due primarily to a net loss of $1.2 million in 2006. The decrease of retained earnings due to the operating loss of $1.2 million was offset by the decrease in accumulated other comprehensive loss of $0.1 million associated with a net unrealized loss, net of tax, on available-for-sale securities.

      Subsequent to December 31, 2006, the Company raised $1.0 million of capital through a private placement of common stock and warrants to 18 accredited investors. Specifically, the Company sold an aggregate of 125,000 shares of common stock at a purchase price of $8.00 per share and warrants to purchase an aggregate of 25,000 shares of common stock at an exercise price of $8.00 per share. Directors and executive officers of the Company and/or the Bank purchased an aggregate of $0.5 million of common stock and warrants in the offering. The Company engaged an independent firm to analyze the terms of the private placement, including the price at which the shares of common stock were to be sold, and to issue a fairness opinion related thereto. Net proceeds of $0.95 million, after expenses of $50,000 were used to increase the capital level of the Bank. As a result of the private placement and operating income in the first quarter of 2007, the Bank exceeded, at February 28, 2007, the capital ratios required by the Bank's Formal Agreement with the OCC.

Comparison of Operating Results for the Years Ended December 31, 2006 and December 31, 2005

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

      The net loss for the year-ended December 31, 2006 was $1.2 million compared with a $45,000 net loss for the year-ended December 31, 2005, an increase of $1.1 million. The loss for the year resulted from a number of actions taken by management including the development and implementation of the strategic plan to return the Company to profitability and improve capital levels. The impact of these actions includes expenses and charges of $1.0 million for the development and implementation of the strategic plan, $0.6 million for the write-down of the other-than-temporarily impaired security, $0.3 million for the establishment of a reserve for the valuation of the Boston building held for sale, $0.2 million for employment agency fees, a gain of $0.4 million from the sale of the Trust department, and a $0.1 million negative provision for loan losses resulting from the decrease of the loan portfolio due to loan sales. The sum of these items approximates the pre-tax loss of $1.8 million reported in 2006.

      For the year-ended December 31, 2006, net interest income decreased by $0.1 million or 1%. This small decrease was accomplished at a time when increasing market interest rates were negatively impacting other financial institutions' net interest margins. The achievement was attained by using cash flows from low-yielding investments to fund new higher yielding loans. Net interest rate spread was 2.73% in the year ended December 31, 2006 as compared to 2.86% in the year ended December 31, 2005. The decrease was primarily attributable to the fact that the average rate paid for deposits and borrowings rose faster than the average yield on earning assets.

      A flat and sometimes inverted yield curve, starting in the middle of 2005, has caused significant pressure on the net interest margin. Short-term market rates, the primary driver of the Bank's funding costs, have increased while intermediate and long-term rates, the typical benchmark for loan rates, have lagged the front end of the curve. The changing mix of assets resulted in a small decrease of net interest income despite the narrower net interest margin. The anticipation of a continued trend in 2007 of a flat yield curve is likely to further pressure the net interest margin.

Interest and Dividend Income

      Total interest and dividend income for the year-ended December 31, 2006 was $22.8 million, which was $3.3 million, or 17%, higher than the $19.5 million reported for year-ended December 31, 2005. This significant increase was attained even though average earning assets did not increase substantially during the year. Average earning assets totaled $360.8 million in 2006 as compared to $357.8 million in 2005. The increase in interest and dividend income was primarily attributable to the changing mix of earning assets. Investment cash flows from principal repayments and investment sales were reinvested in new loan originations. This change in the mix of earning assets started in June 2005 with the purchase of the Boston branch and the associated commercial loans. Average net loans for the year 2006 totaled $244.9 million as compared to $200.1 million in 2005. Conversely, average investment securities for the year 2006 totaled $108.6 million as compared to $154.2 million in 2005.

      The average yields on earning assets increased in 2006 as compared to 2005. The increases occurred primarily because of increasing market rates, including the prime rate. The average yield on loans was 7.24% in 2006 as compared to 6.65% in 2005. The average yield on investments was 4.39 % in 2006 as compared to 3.90% in 2005.

Interest Expense

      Interest expense was $11.8 million in the year ended December 31, 2006 as compared to $8.4 million in the same period of 2005. The increase is primarily attributable to increasing market interest rates. Although market rates stabilized in mid-2006, increasing market rates throughout 2005 and early 2006 caused most of the Bank's interest bearing liabilities to reprice into higher rates. The average rate paid on interest-bearing liabilities was 3.59% for the year ended December 31, 2006 as compared to 2.59% for the same period ended December 31, 2005.

      Interest expense on interest-bearing deposits for the year-ended December 31, 2006 increased to $6.6 million as compared $3.3 million for the year ended December 31, 2005. This increase was due primarily to an increase in the average rates paid on certificates of deposit and money market accounts. The average rate paid on certificates of deposit increased to 4.33% in 2006 from 2.81% in 2005 while the average rate paid on money market accounts increased to 3.21% in the year ended December 31, 2006 as compared to 2.19% in the year ended December 31, 2005.

      Interest expense on borrowed funds for the year ended December 31, 2006 increased to $5.2 million as compared to $5.1 million for the year ended December 31, 2005. The increase in 2006 was due primarily to higher market interest rates such that the average cost of Federal Home Loan Bank (FHLB) advances increased to 5.01% in the year ended December 31, 2006 as compared to 3.73% in the year ended December 31, 2005. The negative impact on interest expense caused by higher rates was partially offset by lower average outstanding FHLB advance balances. Average outstanding FHLB advances totaled $71.8 million for the year ended December 31, 2006 as compared to $105.7 million in the year ended December 31, 2005.

Provision for loan losses

      For the year-ended December 31, 2006, Bancorp recorded a provision for loan losses of $36,000. Bancorp recorded charge-offs of $32,000 and recoveries of $84,000 for the year-ended December 31, 2006. The high level of recoveries as well as the sale of loans in the fourth quarter negated the need for further provisions for loan losses. The allowance for loan losses was $1.8 million at December 31, 2006 and $1.7 million at December 31, 2005. Management considers the current year loan loss provision to be sufficient to ensure that the allowance for loan losses is adequate.

Non-interest Income

      Total non-interest income decreased $0.9 million to $4.2 million for the year ended December 31, 2006 as compared to the year ended December 31, 2005. The decrease was primarily due to net losses on the sale of securities of $0.9 million recorded in the year ended December 31, 2006 as compared to net gains of $0.1 million in the year ended December 31, 2005. However, there were a number of other transactions which impacted non-interest income. The Company recorded a $0.3 million valuation reserve for real estate held for sale as well as $0.3 million of fixed asset write-downs associated with the implementation of the strategic plan in the year ended 2006. The impact of the real estate valuation reserve was offset by the sale in 2006 of the Bank's trust department; a net gain of $0.4 million was recorded in 2006 for the sale of the trust department. Investment advisory fees, revenue generated by The de Burlo Group, increased by 11% to $1.8 million in the year ended December 31, 2006 as compared to $1.6 million in the same period of 2005. Deposit account fees decreased by $0.1 million in the year 2006 as compared to 2005; the decrease is primarily attributable to the impact from providing relationship-priced products to retail customers in a very competitive consumer banking marketplace.

Non-interest Expense

      Total operating expenses increased $0.7 million, or 4%, to $17.1 million for the year ended December 31, 2006 from $16.3 million in the same period of 2005. Salaries and employee benefits increased $0.4 million due primarily to $0.3 million of severance for staff reductions resulting from the implementation of the strategic plan. An increase in full-time equivalent employees in the first half of the year also caused salary expense to be higher. An additional factor was the slightly higher staff level in the first half of the year. Full-time equivalent employees totaled 129 at December 31, 2005, 132 at June 30, 2006, and 108 at December 31, 2006. Employee benefits costs, particularly health insurance premiums, increased in 2006. The Company's cost to provide health insurance to employees increased 13% from $0.6 million to $0.7 million.

      Professional fees increased $0.5 million, or 50%, to $1.5 million for the year ended December 31, 2006. The area which grew most significantly was legal and consulting work related to the Bank's interaction with the OCC. Such costs were approximately $0.3 million. OCC assessments increased due to the Bank's current financial position, placement agency fees paid to retain new loan officers and the CFO totaled approximately $0.2 million in 2006.

      Total occupancy and equipment expenses decreased $0.4 million, or 12%, to $2.6 million for the year ended December 31, 2006 due primarily to high levels of amortization in 2005 for leasehold improvements in three Wal-Mart branches which were identified for closure. Accelerated leasehold depreciation in 2005 totaled $0.5 million. Occupancy expenses related to the Boston branch building, such as utilities and real estate taxes were $0.4 million in 2006 as compared to $0.2 million in 2005; the building was only owned for six months in 2005.

      Total data processing expenses were level at $1.1 million for the years ended December 31, 2006 and 2005.

      The Bank prepaid $16.3 million of Federal Home Loan Bank advances in the fourth quarter of 2006. The Bank incurred $0.2 million of prepayment penalties. No such prepayment penalties were paid in 2005.

      Total other general and administrative expenses increased $0.1 million, or 7%, to $1.4 million for the year ended December 31, 2006. This increase was primarily due to an increase of sales training expenses for branch employees in 2006.

Income Taxes

      The income taxes benefit for the year ended December 31, 2006 was $0.7 million as compared to $0.3 million in 2005. The larger benefit is primarily attributable to the larger loss experienced in 2006. The effect tax benefit rate for the year ended December 31, 2006 was 37.5% as compared to 86.8% for the year ended December 31, 2005. The decrease was due primarily to the decline in tax-exempt income and dividend income that is eligible for tax deductions, and the relative amounts of these items in relation to pre-tax income.

Asset/Liability Management

      A principal operating objective of the Bank is to produce stable earnings by achieving a favorable interest rate spread that can be sustained during fluctuations in prevailing interest rates. Since the Bank's principal interest-earning assets generally have longer terms to maturity than its primary source of funds, i.e., deposit liabilities, increases in general interest rates will generally result in an increase in the Bank's cost of funds before the yield on its asset portfolio increases. A continual trade-off, which is managed and monitored on an ongoing basis, exists between exposure to interest rate risk and current income. In general, during periods with a normalized yield curve, a wider mismatch between the re-pricing periods of interest rate sensitive assets and liabilities can produce higher current net interest income. In the current interest rate environment, whereby the yield curve is inverted, net interest margin is typically narrower. The management of interest rate risk considers several factors, including, but not limited to, the nature and extent of actual and anticipated embedded options and other attributes of the balance sheet, the perceived direction of market interest rates, and the risk appetite of management and the Asset/Liability Management Committee ("ALCO"). Members of the ALCO consist of the senior management and one board member. The Committee discusses the asset/liability mix on the balance sheet and reviews the impact of projected behavioral changes in the components of the balance sheet as a result of changes in interest rates.

      Certain retail strategies were implemented in 2006 to generate deposit growth, particularly in new markets. As a result of significant new deposit funds, the Bank was able to pay down Federal Home Loan Bank (FHLB) advances and improve the Bank's liquidity position.

      The principal strategies management utilizes to manage interest rate risk with respect to the loan portfolio is associated with pricing and structure. Although loans originated at relative low points in the interest rate cycle produce lower short-term yields than those originated at higher points in the rate cycle, prepayments into low rates occur more rapidly on higher rate loans as the incentive to refinance is apparent. Bancorp has not positioned itself as a market leader with respect to pricing long-term fixed-rate residential mortgages in the current environment. However, Bancorp has and will continue to originate fixed-rate loans for its portfolio in order to serve its customers, preferring ten or fifteen year final maturities. Additional strategies employed to mitigate loan interest rate risk in this environment includes targeting shorter amortization periods, increasing the frequency of interest rate resets or shortening the period of time until the first interest rate reset date, and encouraging the origination of floating rate loans.

      On an ongoing basis, management analyzes the pros and cons of positioning with a narrower or wider interest rate mismatch and whether an asset sensitive or liability sensitive balance sheet is targeted and to what degree. This analysis considers, but is not limited to, originating adjustable- and fixed-rate mortgage loans, managing the cost and structure of deposits, analyzing actual and projected asset cash flow, considering the trade-offs of short versus long-term borrowings, and reviewing the pros and cons of certain investment security sectors. Bancorp primarily relies upon the investment securities portfolio to balance the interest rate risks produced by retail loan and deposit activity. As of December 31, 2006, the interest rate risk of the balance sheet in varying interest rate scenarios is the least it has been in several quarters as management has positioned the net interest income stream for reduced volatility regardless of the direction of interest rates.

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

      The Formal Agreement required the Bank to formulate a liquidity contingency plan. The plan calls for the Bank to manage loan originations and the level of the investment portfolio as well as FHLBB advance availability so that deposit flows can be accommodated.

      The Bank utilizes advances from the Federal Home Loan Bank of Boston (the "FHLBB") primarily in connection with its management of the interest rate sensitivity of its assets and liabilities, to complement or supplement the volume of retail funding, as well as to selectively capitalize on leverage opportunities. Total advances outstanding at December 31, 2006 amounted to $16.0 million. The Bank's ability to borrow from the FHLBB is dependent upon the amount and type of collateral the Bank has to secure the borrowings. Such collateral consists of, but is not limited to, one-to-four family owner-occupied residential mortgage loans and government-sponsored enterprise obligations. As of December 31, 2006, the Bank's total borrowing capacity through the FHLBB was $45.9 million. The Bank has additional capacity to borrow federal funds from other banks and through such instruments as repurchase agreements utilizing federal agency obligations and mortgage-backed securities as collateral, as well as brokered deposits. The Formal Agreement does require that the Bank get permission of the OCC and FDIC prior to accepting brokered deposits.

      A major portion of the Bank's liquidity consists of cash and cash equivalents, short-term investments, government-sponsored enterprise and federal agency obligations, mortgage-backed securities, and other debt securities. The level of these assets is dependent upon the Bank's operating, lending, and financing activities during any given period. On a monthly basis, the Bank currently generates an average of approximately $1.4 million in cash flow from the loan and investment securities portfolios. These funds are primarily used to either re-invest in new loans and investment securities or utilized in conjunction with the management of the level of deposit balances or borrowed funds.

      Although the Bank did not attain the Formal Agreement-mandated minimum capital requirements by December 31, 2006, the OCC did grant an extension of the date to achieve the capital ratios until March 31, 2007. The ratios were exceeded as of February 28, 2007. Bancorp continues to exceed all applicable regulatory capital requirements. The table at the top of the next page presents the capital ratios at December 31, 2006 and 2005, for Bancorp and the Bank, as well as the minimum regulatory requirements.

                                                                                                Minimum Capital
                                                                           Minimum                Requirements
                                                                           Capital                   Per OCC
                                                   Actual                Requirements           Formal Agreement
                                         ------------------------  ------------------------  -----------------------
                                            Amount        Ratio       Amount         Ratio      Amount       Ratio
                                         -----------    ---------  ------------    --------  ------------  ---------
                                                                    (Dollars in thousands)
December 31, 2006:

Total capital to risk weighted assets:
    Bank                                   $ 25,026        10.7%     $ 20,097         8.0%    $ 27,634        11.0%
    Consolidated                             28,334        11.2        20,169         8.0          N/A         N/A

Tier 1 capital to risk weighted assets:
    Bank                                     26,853        10.0        10,049         4.0       25,122        10.0
    Consolidated                             19,810         7.9        10,085         4.0          N/A         N/A

Tier 1 capital to average assets:
    Bank                                     26,853         6.6        15,208         4.0       30,415         8.0
    Consolidated                             19,810         5.2        15,255         4.0          N/A         N/A

December 31, 2005:

Total capital to risk weighted assets:
    Bank                                   $ 28,512        10.5%     $ 21,723         8.0%    $ 27,154        10.0%
    Consolidated                             29,671        10.9        21,786         8.0          N/A         N/A

Tier 1 capital to risk weighted assets:
    Bank                                     26,773         9.9        10,861         4.0       16,292         6.0
    Consolidated                             21,638         8.0        10,893         4.0          N/A         N/A

Tier 1 capital to average assets:
    Bank                                     26,773         6.8        15,807         4.0       19,759         5.0
    Consolidated                             21,638         5.5        15,839         4.0          N/A         N/A

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

      Lending commitments include commitments to originate loans and to fund unused lines of credit. Bancorp evaluates each customer's creditworthiness on a case-by-case basis. At December 31, 2006, the Bank had $5.0 million of outstanding commitments to originate loans and $41.1 million of unadvanced loans and unused lines of credit. The Bank anticipates that it will have sufficient funds available to meet these commitments, though some commitments may expire and many unused lines are not drawn upon.

Business Risks

The Bank is subject to a Formal Agreement with the OCC.

      The Bank is subject to a formal agreement with the OCC. The direct costs of compliance include legal and consulting fees, higher FDIC insurance rates, and staffing costs, which all decrease earnings and reduce the capital base. Other costs include significant dedication of resources that shift the focus of the organization away from growing the customer base to ensuring that heightened regulatory demands are satisfied. The agreement restricts the ability of the Bank to pay dividends without prior OCC approval and to pursue certain growth opportunities. In addition, it requires the Bank to maintain higher levels of capital than other financial institutions without similar regulatory issues. As of the date hereof, the Bank has achieved all of the major requirements of the agreement, including capital ratio requirements which were exceeded on February 28, 2007.

      The agreement calls for on-going compliance with its terms. Noncompliance with the agreement may adversely affect Bancorp and the Bank.

The value of goodwill and other intangible assets may need to be written down.

      The Company recorded goodwill and other intangible assets at the time of purchase of The de Burlo Group and the Boston branch. A substantial portion of the purchase price of the investment management company was allocated to goodwill and other intangible assets. If we determine that goodwill or other intangible assets are impaired at a future date, we will have to record a write-down of value through the Company's income statement.

Our expansion into the investment management business poses several risks.

      We may not be able to retain existing investment management clients, nor attract new ones. Lack of new clients or the loss of existing clients could reduce the fee income generated from this business. In addition, the business acquired generates more than 50% of its revenue from five Massachusetts municipal pension funds. The loss of these clients would materially reduce fee income.

      We may not be able to indefinitely retain existing investment management personnel. Loss of key personnel could negatively impact customer retention or growth due to the high orientation of retention with customer knowledge and customer service in this industry.

Our current loan quality and historical loan growth may not continue, particularly in new markets or with the loans acquired with the Boston branch.

      While the Bank has shown a very low level of loan charge-offs and non-accrual loans in recent years, and expects to continue to do so, there can be no assurance that these favorable results will continue in the future. Credit quality standards may change, substantial growth may weaken underwriting or other controls, or new customers or relationships may not perform as expected. Despite our due diligence on the Boston branch portfolio, there is a risk that loan quality may deteriorate as these loans are to customers we do not know, nor did we perform the original underwriting.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings would decrease.

      In an attempt to mitigate any loan losses we may incur, we maintain an allowance for loan losses based on, among other things, national and regional economic conditions, historical loss experience and delinquency trends among loan types. However, we cannot predict loan losses with certainty and we cannot assure you that charge offs in future periods will not exceed the allowance for loan losses. In addition, regulatory agencies, as an integral part of their examination process, review our allowance for loan losses and may require additions to the allowance based on their judgment about information available to them at the time of their examination. Factors that require an increase in our allowance for loan losses could reduce our earnings.

      Economic or other external factors, deterioration in credit quality, or appropriate changes in the reserve estimation process as a result of changes in assumptions, as well as other possible factors, may cause the loan loss allowance to be increased through charges to current earnings by increasing the loan loss provision. Despite our due diligence on the Boston branch portfolio, there is a risk that loan quality may deteriorate as these loans are to customers we do not know, nor did we perform the original underwriting.

As Bancorp operates in its new geographic loan footprint, including Boston, Massachusetts and Portsmouth, New Hampshire, and hires new commercial lenders, the maintenance of high credit quality and continued growth in loan balances is not assured.

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

If we are unable to increase revenue to offset our committed increase in expenses, our earnings may not improve. If our earnings do not improve, our access to capital may be impacted or regulatory scrutiny may increase.

      The Company implemented a strategic plan in the third quarter of 2006 to address the concerns for poor profitability. Initiatives to improve revenues and/or reduce expenses may not be successful in improving the Company's profitability. Poor profitability may impact the Company's ability to retain or attract customers and key management personnel. Loss of key management personnel may result in the delay or cancellation of plans or strategies under consideration, increased expenses, operational inefficiencies, or lost revenue.

      We may not be successful in leasing the commercial space acquired in Boston, or suburban office space vacated by the Bank as part of the implementation of the strategic plan, on the terms or lease-up ratio we anticipate. Lower than anticipated rental income from these locations may reduce our net income.

We may not be able to attract new deposit customers in new markets or retain existing deposit customers.

      We have opened new branches in non-contiguous markets that are presently served by other financial institutions. We may not be successful in generating revenue by raising deposits and originating loans to offset the initial and ongoing expense of operating these new locations due to lack of recognition of our name, loyalty to existing banks, or other competitive or market factors.

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

Our capital and expense budgets may limit our ability to compete with larger financial institutions.

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

      The Bank has entered into an agreement with its primary regulator, the Office of the Comptroller of the Currency (OCC). The Bank has achieved all of the major requirements of the Agreement, including capital ratio requirements which were exceeded in February 2007. The agreement calls for on-going compliance with the Agreement terms. While management will diligently attempt to maintain compliance with the terms of the Agreement, it is possible that circumstances might arise which would make the Bank no longer in compliance with the Agreement. Further regulatory action could result in further limitations being imposed upon the Bank.

The Bancorp is dependent upon the Bank for cash to pay interest on subordinated debentures.

      The Bancorp raised capital by issuing trust preferred stock which is supported by subordinated debentures. The Bancorp's primary source of cash to pay the interest on the subordinated debentures is the Bank. The Agreement with the OCC requires that the OCC grant approval prior to the Bank declaring dividends to its parent, Bancorp. The OCC's withholding of permission to pay a dividend could cause the Bancorp to make an election to defer interest payments on the subordinated debentures unless an alternative source of cash is identified. No guarantee can be made that the OCC will approve future dividends to the Bancorp.

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

The Company's information systems may experience an interruption or breach in security.

      We rely heavily on technology and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our systems, there can be no assurance that any such failures, interruptions or security breaches will not occur. The occurrence of any failures, interruptions or security breaches could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

Our internal controls may be ineffective.

      We regularly review and update our internal controls, disclosure controls and procedures and corporate governance policies and procedures. As a result, we may incur increased costs to maintain and improve our controls and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls or procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations or financial condition.

The Bancorp may require additional capital in the future, but that capital may not be available when it is needed.

      Bancorp and the Bank are required by Federal regulatory authorities to maintain adequate levels of capital to support their operations. The Company may at some point want or need to raise additional capital to comply with regulatory requirements, including requirements under the Bank's agreement with the OCC, or to support growth. Bancorp's ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside Bancorp's control, and on its financial performance. Accordingly, Bancorp cannot assure you of its ability to raise additional capital if needed or on terms acceptable to Bancorp.

The Bancorp's inability to file audited financial statements for the Boston branch of Atlantic Bank may impair the Company's ability to raise capital.

      Typical of the banking industry, Bancorp is unable to obtain audited financial statements of a retail branch. Under SEC rules, Bancorp may be unable, until early 2008, to raise capital through a public offering or a private offering to unaccredited investors without having filed audited financial statements for the Boston branch. The Company may raise capital through a private offering of its securities to accredited investors.

Your ability to sell your shares of common stock at the times and in the amounts you desire may be limited.

      Although our common stock is listed for trading on the Over-the-Counter Bulletin Board, the trading volume in our common stock is thin and average daily volumes are much lower than those of other larger financial services companies. We are not listed on the NASDAQ or any other securities exchange. While there are investment securities brokers/dealers who make a market in our common stock, there is no active trading market for our common stock and thus you may not be able to sell the shares of common stock that you own at the times and in the amounts you would otherwise like to.

Our directors and executive officers beneficially own a significant portion of our common stock.

      Our directors and executive officers beneficially own 53.0% of our common stock. As a result, such stockholders would most likely control the outcome of corporate actions requiring shareholder approval, including the election of directors and the approval of significant corporate transactions, such as a merger or sale of all or substantially all of our assets. We can provide no assurance that the investment objectives of such stockholders will be the same as our other stockholders.

Item 7. Financial Statements.

                                Table of Contents
                                                                            Page
                                                                            ----
        Report of Independent Registered Public Accounting Firm             39

        Consolidated Balance Sheets                                         40

        Consolidated Statements of Operations                               41

        Consolidated Statements of Changes in Stockholders' Equity          42

        Consolidated Statements of Cash Flows                               43

        Notes to Consolidated Financial Statements                          44

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of First Ipswich Bancorp:


We have audited the accompanying consolidated balance sheets of First Ipswich Bancorp and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Ipswich Bancorp and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Wolf & Company, P.C.


Boston, Massachusetts
March 31, 2007

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2006 and 2005

                                     ASSETS
                                                                  2006         2005
                                                               ---------    ---------
                                                          (In thousands, except share data)
Cash and due from banks                                        $  11,335    $  11,179
Federal funds sold                                                 2,164           82
                                                               ---------    ---------
          Total cash and cash equivalents                         13,499       11,261

Certificates of deposit                                            3,378        3,295
Securities available for sale, at fair value                      53,962       88,375
Securities held to maturity, at amortized cost                        --       28,769
Federal Home Loan Bank stock, at cost                              3,927        6,647
Federal Reserve Bank stock, at cost                                  774          774
Loans, net of allowance for loan losses of $1,827 and $1,739     234,890      234,613
Real estate held for sale                                          5,727        4,486
Premises and equipment, net                                        4,099        4,758
Goodwill                                                           3,641        2,952
Other intangible assets                                            1,761        2,234
Other assets                                                       7,117        6,240
                                                               ---------    ---------

          Total assets                                         $ 332,775    $ 394,404
                                                               =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                       $ 268,868    $ 258,860
Short-term borrowings                                             13,720       71,262
Long-term borrowings                                              16,047       31,087
Subordinated debentures                                           13,000       13,000
Other liabilities                                                  3,269        1,235
                                                               ---------    ---------
          Total liabilities                                      314,904      375,444
                                                               ---------    ---------

Commitments and contingencies (Notes 5, 12 and 13)

Stockholders' equity:
    Preferred stock, $1.00 par value; 1,000,000 shares
        authorized, none issued                                       --           --
    Common stock, $1.00 par value; 4,000,000 shares
        authorized, 2,240,120 shares issued                        2,240        2,240
    Additional paid-in capital                                     9,936        9,936
    Retained earnings                                              6,843        8,054
    Accumulated other comprehensive loss                          (1,037)      (1,159)
    Treasury stock, at cost (20,490 shares)                         (111)        (111)
                                                               ---------    ---------
          Total stockholders' equity                              17,871       18,960
                                                               ---------    ---------

          Total liabilities and stockholders' equity           $ 332,775    $ 394,404
                                                               =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     Years Ended December 31, 2006 and 2005

                                                             2006           2005
                                                           --------       --------
                                                     (In thousands, except per share data)
Interest and dividend income:
  Interest and fees on loans                               $ 17,737       $ 13,301
  Interest on debt securities:
    Taxable                                                   3,968          4,741
    Tax-exempt                                                  468            702
  Dividends on equity securities                                336            571
  Other interest                                                313            179
                                                           --------       --------
        Total interest and dividend income                   22,822         19,494
                                                           --------       --------

Interest expense:
  Interest on deposits                                        6,561          3,317
  Interest on borrowed funds                                  4,279          4,335
  Interest on subordinated debentures                           943            733
                                                           --------       --------
        Total interest expense                               11,783          8,385
                                                           --------       --------

Net interest income                                          11,039         11,109
Provision for loan losses                                        36            240
                                                           --------       --------
Net interest income after provision for loan losses          11,003         10,869
                                                           --------       --------

Non-interest income:
  Service charges on deposit accounts                         1,185          1,321
  Investment advisory fees                                    1,800          1,620
  Credit card fees                                              778            741
  Trust fees                                                    382            472
  Non-deposit investment fees                                   290            310
  Gain (loss) on securities sold or written down, net          (945)            69
  Rental income                                                 370            193
  Derivative fair value adjustment                              364            139
  Gain on sale of trust department                              395             --
  Valuation allowance - real estate held for sale              (319)            --
  Write-down of premises and equipment                         (349)            --
  Miscellaneous                                                 294            250
                                                           --------       --------
        Total non-interest income                             4,245          5,115
                                                           --------       --------

Non-interest expenses:
  Salaries and employee benefits                              8,999          8,576
  Occupancy and equipment                                     2,629          2,920
  Data processing                                             1,114          1,120
  Professional fees                                           1,469            978
  Credit card interchange                                       510            500
  Advertising and marketing                                     396            535
  Telephone                                                     402            379
  Prepayment penalties on borrowings                            209             --
  Other general and administrative                            1,369          1,317
                                                           --------       --------
        Total non-interest expenses                          17,097         16,325
                                                           --------       --------

Loss before income taxes                                     (1,849)          (341)

Benefit for income taxes                                       (693)          (296)
                                                           --------       --------

        Net loss                                           $ (1,156)      $    (45)
                                                           ========       ========

Weighted average common shares outstanding:
    Basic                                                     2,220          2,220
                                                           ========       ========
    Diluted                                                   2,220          2,220
                                                           ========       ========

Loss per share:
    Basic                                                  $  (0.52)      $  (0.02)
                                                           ========       ========
    Diluted                                                $  (0.52)      $  (0.02)
                                                           ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     Years Ended December 31, 2006 and 2005

                                                                                         Accumulated
                                                            Additional                      Other
                                                Common        Paid-in      Retained     Comprehensive      Treasury
                                                Stock         Capital      Earnings          Loss           Stock       Total
                                             ------------  -------------  ----------   ----------------   ----------  -----------
                                                                      (In thousands, except share data)

Balance at December 31, 2004                    $ 2,240        $ 9,936     $ 8,210          $ (457)         $ (111)     $19,818
                                                                                                                       ---------

Comprehensive loss:
  Net loss                                            -              -         (45)              -               -          (45)
  Unrealized loss on securities
     available for sale, net of
     reclassification adjustment
     and tax effect                                   -              -           -            (702)              -         (702)
                                                                                                                       ---------
        Total comprehensive loss                                                                                           (747)
                                                                                                                       ---------

Cash dividends declared ($.05 per share)              -              -        (111)              -               -         (111)
                                               ---------  -------------  ----------     -----------        --------    ---------

Balance at December 31, 2005                      2,240          9,936       8,054          (1,159)           (111)      18,960
                                                                                                                       ---------

Comprehensive loss:
  Net loss                                            -              -      (1,156)              -               -       (1,156)
  Unrealized gain on securities
     available for sale, net of
     reclassification adjustment
     and tax effect                                   -              -           -             122               -          122
                                                                                                                       ---------
        Total comprehensive loss                                                                                         (1,034)
                                                                                                                       ---------

Cash dividends declared ($.025 per share)             -              -         (55)              -               -          (55)
                                               ---------  -------------  ----------     -----------        --------    ---------

Balance at December 31, 2006                    $ 2,240        $ 9,936     $ 6,843        $ (1,037)         $ (111)     $17,871
                                               =========  =============  ==========     ===========        ========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Years Ended December 31, 2006 and 2005

                                                                                             2006         2005
                                                                                           --------     --------
                                                                                              (In thousands)
Cash flows from operating activities:
  Net loss                                                                                 $ (1,156)    $    (45)
  Adjustments to reconcile net loss to net cash
       provided by operating activities:
          Provision for loan losses                                                              36          240
          Gain (loss) on securities sold or written down, net                                   945          (69)
          Depreciation and amortization of premises and equipment                               660        1,267
          Valuation reserve for real estate held for sale                                       319           --
          Net amortization of securities, including
              certificates of deposit                                                           115          220
          Deferred tax (benefit) provision                                                     (656)          27
          Derivative fair value adjustments                                                    (364)        (139)
          Amortization of intangible assets                                                     222          184
          Write-down of premises and equipment                                                  349           --
          Net change in other assets and other liabilities                                      913       (1,139)
                                                                                           --------     --------
            Net cash provided by operating activities                                         1,383          546
                                                                                           --------     --------

Cash flows from investing activities:
  Activity in available-for-sale securities:
       Purchases                                                                             (2,887)     (48,115)
       Sales                                                                                 47,287       68,483
       Maturities, calls and paydowns                                                        15,734       44,002
  Activity in held-to-maturity securities:
       Maturities, calls and paydowns                                                         2,094        3,075
  Redemption (purchase) of Federal Home Loan Bank stock                                       2,720       (1,057)
  Purchase of Federal Reserve Bank stock                                                         --         (225)
  Loan originations, net of repayments                                                      (11,572)     (22,638)
  Proceeds from sales of portfolio loans                                                     11,259           --
  Additions to premises and equipment, net                                                   (1,151)        (177)
  Net cash paid in acquisition of Boston branch                                                  --      (29,233)
                                                                                           --------     --------
            Net cash provided by investing activities                                        63,484       14,115
                                                                                           --------     --------

Cash flows from financing activities:
    Net increase (decrease) in deposits                                                      10,008      (16,863)
    Net change in short-term borrowings                                                     (57,542)       4,794
    Proceeds from long-term FHLB advances                                                    10,000           --
    Repayment of long-term debt                                                             (25,040)      (6,296)
    Proceeds from issuance of subordinated debentures                                            --        7,000
    Repayment of subordinated debentures                                                         --       (1,000)
    Cash dividends paid                                                                         (55)        (111)
                                                                                           --------     --------
            Net cash used in financing activities                                           (62,629)     (12,476)
                                                                                           --------     --------

Net change in cash and cash equivalents                                                       2,238        2,185

Cash and cash equivalents at beginning of year                                               11,261        9,076
                                                                                           --------     --------

Cash and cash equivalents at end of year                                                   $ 13,499     $ 11,261
                                                                                           ========     ========

Supplemental disclosures:
  Interest paid                                                                            $ 11,662     $  8,255
  Income taxes paid, net                                                                       (344)         107
Reclassification of securities from held-to-maturity to available-for-sale                   26,566           --
Deferred payment for acquisition of de Burlo included in goodwill and other liabilities       1,188           --

The accompanying notes are an integral part of these consolidated financial statements.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2006 and 2005


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

      Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for the way that public business enterprises report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Generally, financial information is to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Management historically evaluated the Company's performance and allocated resources based on a single segment concept. On December 31, 2004, the Bank completed its acquisition of The de Burlo Group, Inc. ("de Burlo"). The activities of The de Burlo Group are reflected as a separate operating segment in both 2006 and 2005. (See Note 19.) The Company does not derive revenues from, or have assets located in foreign countries, nor does it derive revenues from any single customer that represents 10% or more of the Company's total revenues.

      Basis of Presentation and Consolidation

      The consolidated financial statements include the accounts of the Company, the Bank and the Bank's subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company's wholly-owned Trust subsidiaries (see Note 9) are accounted for using the equity method.

      Reclassifications

      Certain amounts in the 2005 consolidated financial statements have been reclassified to conform to the 2006 presentation.

      Use of Estimates

      In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of deferred tax assets and the recognition of impairment related to securities and intangible assets.

      Cash and Cash Equivalents

      For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold with original maturities of less than ninety days.

      The Bank is required to maintain average cash balances on hand or on deposit with the Federal Reserve Bank. At December 31, 2006 and 2005, these reserve balances amounted to $3,925,000 and $4,629,000, respectively.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Certificates of Deposit

      Certificates of deposit, excluding embedded derivatives, are carried at amortized cost. Embedded derivatives are reflected at fair value.

      Securities

      Debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and recorded at amortized cost. All other securities are classified as "available for sale" and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss). During the third quarter of 2006, the Company redesignated approximately $26.6 million of its held-to-maturity portfolio as available-for-sale. This redesignation will limit the ability of the Bank to classify future security purchases as "held to maturity." Accordingly, the Company is restricted from classifying securities as held-to-maturity for the foreseeable future.

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

      The allowance consists of specific, general and unallocated loss components. The specific loss component relates to loans that are classified as impaired, for which an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. Qualitative factors include (1) economic trends and industry conditions, (2) the levels of and trends in delinquent loans, impaired loans and charge-offs, (3) trends in the volume and terms of loans, (4) effects of changes in underwriting standards, policy exceptions and lending policy, (5) the experience of lending management staff and (6) effects of changes in credit concentrations. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specified and general losses in the portfolio. Management continues to monitor the acquired Boston portfolio separately going forward and will make adjustments to these reserves as warranted.

      Real Estate Held for Sale

      Real estate held for sale consists of the land and building acquired in the Boston branch and a parcel of land behind the Company's main office. The properties are being carried at the lower of depreciated cost or the estimated fair value less selling costs. A valuation allowance has been established as appropriate.

      Premises and Equipment

      Land is carried at cost. Buildings, leasehold improvements and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed principally on the straight-line method over the estimated useful lives of the related assets or the terms of the leases, if shorter. Expected terms include lease options to the extent that the exercise of such options is reasonably assured.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Goodwill and Other Intangible Assets

      Goodwill is associated with the acquisitions of The de Burlo Group and the Boston branch and is evaluated for impairment on an annual basis. Intangible assets refer to customer relationships acquired in association with The de Burlo Group and core deposit intangibles related to the Cambridge and Boston branch acquisitions which are being amortized on a straight-line basis over their estimated lives. These identified intangible assets will be evaluated for impairment whenever events or changes in circumstances warrant such evaluation.

      Derivative Financial Instruments

      All derivative financial instruments, such as interest rate agreements and embedded derivatives, are recognized as assets or liabilities in the consolidated balance sheet and measured at fair value. At times, the Company enters into interest rate agreements to protect against future fluctuations in the interest rates of specifically identified assets or liabilities. The Company records the changes in value of its interest rate agreements and embedded derivatives in miscellaneous income in the accompanying consolidated statements of operations.

      Advertising Costs

      Advertising costs are expensed as incurred.

      Income Taxes

      Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted accordingly through the provision for income taxes. Deferred tax assets are evaluated to determine whether it is "more likely than not" that a tax return benefit would be realized when the deferred items reverse. Evaluation considerations include the availability of historical and projected taxable income to offset the deferred items in the periods they are expected to reverse. To the extent it is determined that it is more likely than not that tax return benefits would not be realized upon the reversal of the deferred items, a valuation reserve is recorded. No valuation reserve was recorded at December 31, 2006 and 2005.

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

      Earnings Per Common Share and Warrants

      Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Earnings Per Common Share and Warrants (concluded)

      There were no dilutive stock options or awards during 2006 or 2005.

      Trust Assets

      The Trust department was sold during the fourth quarter of 2006. Trust assets held in a fiduciary or agent capacity are not included in the accompanying December 31, 2005 consolidated balance sheet because they were not assets of the Company.

      Comprehensive Income/Loss

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

      The components of other comprehensive income (loss) and related tax effects are as follows:

                                                       Years Ended December 31,
                                                       ------------------------
                                                           2006          2005
                                                         -------       -------
                                                             (In thousands)

      Unrealized holding losses on
         available-for-sale securities                   $  (756)      $(1,005)
      Reclassification adjustment for losses (gains)
         realized in income                                  945           (69)
                                                         -------       -------
      Net unrealized losses (gains)                          189        (1,074)

      Tax effect                                             (67)          372
                                                         -------       -------

      Net-of-tax amount                                  $   122       $  (702)
                                                         =======       =======

      Recent Accounting Pronouncements

      In July 2006 the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) which clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is not expected to have a significant impact on the Company's financial statements.

      In September 2006 FASB issued Statement of Financial Account Standards
      No. 157, "Fair Value Measurements" (SFAS 157) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company's financial statements.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (concluded)

      In September 2006 the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 ("SAB 108") which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company's balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. SAB 108 is applicable to all financial statements issued by the Company for the year ended December 31, 2006.

      In February 2007 the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115", which provides companies with an option to report selected financial assets and liabilities at fair value. Statement No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for the Company on January 1, 2008. The Company has not determined the impact of implementing adopting SFAS No. 159 on its consolidated financial statements.

      The FASB has ratified EITF 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements," and EITF 06-10, "Accounting for Collatoral Assignment Split-Dollar Life Insurance Arrangements," which address accounting for arrangements whereby the employer purchases a policy to insure the life of an employee, and separately enters into an agreement to split the policy benefits between the employer and the employee. These pronouncements, effective for fiscal years beginning after Decemeber 15, 2007, indicate that an obligation arises as a result of a substantive agreement with an employee to provide future postretirement benefits and that a liability should be recognized in accordance with applicable authoritative guidance. Management does not expect that such pronouncements will have a significant impact on the Company's consolidated financial statements.

2.    SUBSEQUENT EVENTS

      Cambridge, Massachusetts Branch

      On January 10, 2007 the Company entered into an agreement to sell its branch located in Cambridge, Massachusetts. The sale closed on March 30, 2007. Approximately $18 million of deposits and repurchase agreements and $12 million of loans were transferred upon the consummation of the branch sale. No material gain or loss was expected to be recognized on the branch sale.

      Private Placement of Common Stock

      On January 26, 2007 the Company raised $1 million of new capital through a private placement of 125,000 shares of common stock. The net proceeds of the private placement totaled $947,000 after costs of $53,000. Net proceeds were invested as additional capital in the Company's primary subsidiary, The First National Bank of Ipswich.

      Londonderry, New Hampshire Branch

      On February 5, 2007 the Company announced that it is closing its branch located in Londonderry, New Hampshire. In conjunction with that closing, the Bank sold $15.0 million of commercial real estate loans and commercial loans. A net gain of $300,000 was recognized on the sale of the loans. It is expected that the branch will close in May, 2007.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

3.    SECURITIES

      The amortized cost and estimated fair value of securities, with gross unrealized gains and losses, follows:

                                                December 31, 2006
                                 -----------------------------------------------
                                               Gross        Gross
                                 Amortized   Unrealized   Unrealized     Fair
                                    Cost       Gains        Losses       Value
                                 -----------------------------------------------
                                                  (In thousands)
Securities Available-for-Sale
-----------------------------
    Government-sponsored
        enterprise obligations    $ 10,550    $     --     $   (257)   $ 10,293
    Mortgage- and asset-backed
        securities                  39,391          50       (1,134)     38,307
    Corporate bonds                  1,845          --         (100)      1,745
    Municipal bonds                  3,756          12         (151)      3,617
                                  --------    --------     --------    --------

                                  $ 55,542    $     62     $ (1,642)   $ 53,962
                                  ========    ========     ========    ========

                                                December 31, 2005
                                 -----------------------------------------------
                                               Gross        Gross
                                 Amortized   Unrealized   Unrealized     Fair
                                    Cost       Gains        Losses       Value
                                 -----------------------------------------------
                                                  (In thousands)
Securities Available-for-Sale
-----------------------------
   Government-sponsored
       enterprise obligations     $ 23,287    $     --     $   (347)   $ 22,940
   Mortgage- and asset-backed
       securities                   64,571          28       (1,342)     63,257
   Corporate bonds                   1,816          --         (103)      1,713
   Municipal bonds                     369          --          (22)        347
                                  --------    --------     --------    --------
           Total debt securities    90,043          28       (1,814)     88,257

   Marketable equity securities        101          17           --         118
                                  --------    --------     --------    --------

                                  $ 90,144    $     45     $ (1,814)   $ 88,375
                                  ========    ========     ========    ========

Securities Held-to-Maturity
---------------------------
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
                                  ========    ========     ========    ========

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

      SECURITIES (continued)

      Contractual maturities of debt securities at December 31, 2006 are summarized as follows. Expected maturities will differ from contractual maturities because certain obligors have the right to call debt securities without prepayment penalties.

                                                       -----------------------
                                                        Amortized       Fair
                                                           Cost        Value
                                                       ----------    ---------
                                                            (In thousands)
      Due within 1 year                                  $ 3,091      $ 3,069
      Due after 1 year through 5 years                     9,384        9,049
      Due after 5 years through 10 years                     360          340
      Due after 10 years                                   3,316        3,197
                                                         -------      -------
                                                          16,151       15,655
      Mortgage and asset-backed securities,
           amortizing monthly                             39,391       38,307
                                                         -------      -------

                                                         $55,542      $53,962
                                                         =======      =======

      For the years ended December 31, 2006 and 2005, proceeds from sales of securities available-for-sale amounted to $47,287,000 and $68,483,000, respectively. Gross realized gains amounted to $176,000 and $233,000, respectively, and gross realized losses amounted to $454,000 and $127,000, respectively. For the year ended December 31, 2006, the Company realized $60,000 in net losses from calls of securities. For the year ended December 31, 2005, the Company realized $37,000 in net losses from calls of securities. The Company recognized impairment of value of $609,000 for one security in 2006. The tax provision (benefit) applicable to these net securities gains (losses) amounted to approximately $(321,000) and $28,000, in the years ended December 31, 2006 and December 31, 2005, respectively.

      At December 31, 2006 and 2005, debt securities with an amortized cost of $20,426,000 and $13,165,000, respectively, were pledged to secure treasury tax and loan accounts and repurchase agreements. (See Note 8). In addition, as of December 31, 2006, the Bank has debt securities with an amortized cost of $6.4 million pledged as collateral at the Federal Reserve Bank.

      Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. During the fourth quarter of 2006 a collateralized bond obligation was identified for sale and a loss of $0.6 million was realized as of December 31, 2006 because the value of the security was not expected to recover prior to the sale of the security. The security was sold in January 2007.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

      SECURITIES (concluded)

      Information pertaining to securities with gross unrealized losses, at December 31, 2006 and 2005, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

                                              Less than Twelve Months    Over Twelve Months
                                              -----------------------  ---------------------
                                                 Gross                   Gross
                                              Unrealized     Fair      Unrealized    Fair
                                                Losses       Value       Losses      Value
                                              ---------------------    ---------------------
December 31, 2006:                                            (In thousands)
------------------
Securities available-for-sale
   Government-sponsored
      enterprise obligations                   $      1    $    500    $    256    $  9,793
   Mortgage-backed securities                       102       2,345       1,032      28,073
   Corporate bonds                                   65       1,138          35         607
   Municipal bonds                                  151       2,846          --          --
                                               --------    --------    --------    --------
      Total temporarily impaired securities    $    319    $  6,829    $  1,323    $ 38,473
                                               ========    ========    ========    ========

                                              Less than Twelve Months    Over Twelve Months
                                              -----------------------  ---------------------
                                                 Gross                   Gross
                                              Unrealized     Fair      Unrealized    Fair
                                                Losses       Value       Losses      Value
                                              ---------------------    ---------------------
December 31, 2005:                                            (In thousands)
------------------
Securities available-for-sale
   Government-sponsored
      enterprise obligations                   $     35    $  5,083    $    312    $ 17,358
   Mortgage-backed securities                       147      15,492       1,195      44,950
   Corporate bonds                                   --          --         103       1,746
   Municipal bonds                                   --          --          22         347
                                               --------    --------    --------    --------
                                                    182      20,575       1,632      64,401
                                               --------    --------    --------    --------

Securities held-to-maturity
Government-sponsored
      enterprise obligations                         --          --         147       2,853
Muncipal bonds                                       39       1,789         335       5,952
Mortgage-backed securities                           10       1,273         427       6,871
                                               --------    --------    --------    --------
                                                     49       3,062         909      15,676
                                               --------    --------    --------    --------

      Total temporarily impaired securities    $    231    $ 23,637    $  2,541    $ 80,077
                                               ========    ========    ========    ========

      At December 31, 2006, multiple debt securities have unrealized losses with aggregate depreciation of approximately 3.5% from the Company's amortized cost basis. All holdings are investment grade. Management believes that the current unrealized loss position on all of these securities is the result of the current interest rate environment. As management has the intent and ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, these declines are deemed to be temporary.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

4.    LOANS AND ALLOWANCE FOR LOAN LOSSES

      A summary of the balances of loans follows:

                                                           December 31,
                                                    ---------------------------
                                                       2006              2005
                                                    ---------         ---------
                                                           (In thousands)
      Real estate mortgage loans:
          Commercial                                $ 106,965         $ 108,404
          Residential                                  54,898            53,690
          Construction                                 19,414            18,918
          Home equity                                   9,520            10,243
      Commercial loans                                 44,442            43,376
      Consumer loans                                    1,599             1,770
                                                    ---------         ---------
                           Total loans                236,838           236,401

      Net deferred origination fees                      (121)              (49)
      Allowance for loan losses                        (1,827)           (1,739)
                                                    ---------         ---------

                           Loans, net               $ 234,890         $ 234,613
                                                    =========         =========

      Changes in the allowance for loan losses are as follows:

                                                      Years Ended December 31,
                                                      ------------------------
                                                        2006            2005
                                                       -------        -------
                                                           (In thousands)
      Balance at beginning of year                     $ 1,739        $ 1,340
      Provision for loan losses                             36            240
      Allowance from Boston branch acquisition              --            198
      Charge-offs                                          (32)           (45)
      Recoveries                                            84              6
                                                       -------        -------

      Balance at end of year                           $ 1,827        $ 1,739
                                                       =======        =======

      There were no impaired or non-accrual loans at or during the years ended December 31, 2006 and 2005. Loans past due 90 days or more and still accruing interest totaled $3,000 and $0 at December 31, 2006 and 2005, respectively.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

5.    PREMISES AND EQUIPMENT AND REAL ESTATE HELD FOR SALE

      Premises and Equipment:

      A summary of the cost and accumulated depreciation and amortization of premises, leasehold improvements and equipment follows:

                                                               December 31,
                                                          ---------------------       Estimated
                                                            2006         2005       Useful Lives
                                                          --------     --------    -------------
                                                               (In thousands)

Land                                                      $    373     $    484
Buildings and leasehold improvements                         4,707        5,123      10-30 years
Equipment                                                    3,037        3,563      3-10 years
                                                          --------     --------
                                                             8,117        9,170
Less accumulated depreciation and amortization              (4,018)      (4,412)
                                                          --------     --------

                                                          $  4,099     $  4,758
                                                          ========     ========

      Depreciation and amortization expense for the years ended December 31, 2006 and 2005 amounted to $660,000 and $1,267,000, respectively.

      Real Estate Held For Sale:

      At December 31, 2006, the Company holds two parcels of real estate for sale with a carrying value of $5,727,000. One is the property located in Boston and the other is a parcel abutting the Company's main office. The Boston property was undergoing renovations as of December 31, 2006. Renovation expenditures, subsequent to December 31, 2006, are expected to exceed $800,000.

      Rental income related to the Boston property for the years ended December 31, 2006 and 2005 amounted to $370,000 and $193,000, respectively.

6.    GOODWILL AND OTHER INTANGIBLE ASSETS

      The Company recognized goodwill and other intangible assets as a result of the purchase of the Cambridge branch in 2004, de Burlo in 2004, and the Boston branch in 2005. There was no impairment recorded in 2006 or 2005.

      The following table summarizes activity related to goodwill and intangible assets for the indicated periods:

                                                                               Other       Total Other
                                                           Core Deposit     Identifiable    Intangible
                                               Goodwill     Intangibles     Intangibles       Assets
                                               --------     -----------     -----------       ------
                                                                  (In thousands)
Balance, December 31, 2004                     $  1,815      $    575        $    590        $  1,165
Purchase of Boston branch                         1,127         1,253              --           1,253
Amortization expense                                 --          (125)            (59)           (184)
Adjustment of purchase accounting estimates          10            --              --              --
                                               --------      --------        --------        --------
Balance, December 31, 2005                        2,952         1,703             531           2,234
Deferred payment - de Burlo                       1,188            --              --              --
Amortization expense                                 --          (163)            (59)           (222)
Adjustment of purchase accounting estimates        (499)         (251)             --            (251)
                                               --------      --------        --------        --------
Balance, December 31, 2006                     $  3,641      $  1,289        $    472        $  1,761
                                               ========      ========        ========        ========

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

      GOODWILL AND OTHER INTANGIBLE ASSETS (concluded)

      Estimated future intangible amortization is as follows:

                                                    Other       Total Other
                               Core Deposit     Identifiable     Intangible
                              Intangibles (1)    Intangibles       Assets
                              ---------------    -----------       ------
                                               (In thousands)
      2007                       $  110          $   59          $  169
      2008                          110              59             169
      2009                          110              59             169
      2010                          110              59             169
      2011                          110              59             169
      Thereafter                    288             177             465
                                 ------          ------          ------
      Total                      $  838          $  472          $1,310
                                 ======          ======          ======

      (1) Excludes deposit intangibles associated with the Cambridge branch (see Note 2).

      The following table sets forth the components of identifiable intangible assets at December 31, 2006:

                                          Gross
                                         Carrying   Accumulated    Net Carrying
                                          Amount    Amortization      Amount
                                          ------    ------------      ------
                                                   (In thousands)
      Core deposit intangibles            $1,577      $ (288)         $1,289
      Other identifiable intangibles         590        (118)            472
                                          ------      ------          ------
         Total other intangible assets    $2,167      $ (406)         $1,761
                                          ======      ======          ======

7.    DEPOSITS

      A summary of deposit balances follows:

                                                              December 31,
                                                        ------------------------
                                                          2006            2005
                                                        --------        --------
                                                             (In thousands)
      Demand                                            $ 42,682        $ 50,734
      NOW                                                 34,537          39,743
      Regular savings                                     29,837          35,875
      Money market deposits                               48,868          50,058
                                                        --------        --------
          Total non-certificate accounts                 155,924         176,410
                                                        --------        --------

      Term certificates of $100,000 and over              42,947          28,737
      Term certificates less than $100,000                69,997          53,713
                                                        --------        --------
          Total certificate accounts                     112,944          82,450
                                                        --------        --------

                                                        $268,868        $258,860
                                                        ========        ========

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

      DEPOSITS (concluded)

      A summary of term certificates, by maturity, is as follows:

                                       December 31, 2006     December 31, 2005
                                      ------------------    -------------------
                                                Weighted             Weighted
                                                Average               Average
                                       Amount     Rate      Amount     Rate
                                      ------------------    -------------------
                                              (Dollars in thousands)
Within 1 year                         $109,228    4.84%     $75,935     3.47%
After 1 year through 3 years             2,928    3.25        5,766     3.24
After 3 years through 5 years              788    3.96          749     3.55
                                      --------              -------

                                      $112,944    4.79%     $82,450     3.45%
                                      ========              =======

      Approximately six percent of the Bank's total deposits are owned by the Company's directors and executive officers and their related parties.

8.    BORROWED FUNDS

      Short-term borrowings

      Short-term borrowings with original maturities of ninety days or less consist of the following:

                                       December 31, 2006     December 31, 2005
                                       -----------------     -----------------
                                                Weighted              Weighted
                                                 Average               Average
                                        Amount    Rate        Amount    Rate
                                       -----------------     -----------------
                                                (Dollars in thousands)
Securities sold under agreements
     to repurchase                     $13,656     4.78%      $13,920    4.48%
Federal Reserve Bank advances               64     4.62           109    4.00
Federal Home Loan Bank
    advances                                --                 57,233    4.38
                                       -------               --------

                                       $13,720     4.78%      $71,262    4.40%
                                       =======               ========

      Securities sold under agreements to repurchase are funds borrowed from customers on an overnight basis that are secured by obligations of government-sponsored enterprises and mortgage-backed securities. The amount of securities collateralizing the agreements to repurchase remains in securities and the obligation to repurchase securities sold is reflected as a liability in the consolidated balance sheets.

      Federal Reserve Bank of Boston ("FRB") advances represent treasury tax and loan deposits due to the FRB. The interest rate adjusts weekly and certain obligations of government-sponsored enterprises have been pledged as collateral to secure the deposits.

      Approximately 45% of the Bank's securities sold under agreement to repurchase are owned by the Company's directors and executive officers and their related parties.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

      BORROWED FUNDS (concluded)

      Long-term borrowings

      Long-term borrowings consist of Federal Home Loan Bank of Boston ("FHLBB") advances at fixed rates and are as follows:

                                                 December 31,         Weighted Average Rate
                                            ---------------------     ---------------------
                Maturity*                     2006          2005         2006        2005
--------------------------------------      -------       -------      -------      -------
                                               (In thousands)
                   2008                     $    --       $ 3,000          --%       4.49%
                   2009                      15,000         5,000         5.80       5.91
                   2010                          --         6,000          --        4.85
                   2011                          --        15,250          --        4.74

Amortizing advances, requiring
    monthly principal and interest
    of $64,000 for 2006 and $112,000
    for 2005                                  1,047         1,837         2.82       2.54
                                            -------       -------

                                            $16,047       $31,087         5.60%      4.80%
                                            =======       =======


      * Non-amortizing advances are generally callable at future specified dates in accordance with the terms of the individual advances.

      The Bank also has an available line of credit with the FHLBB at an interest rate that adjusts daily. Borrowings under the line are limited to 2% of the Bank's total assets. There were no advances outstanding under the line of credit at December 31, 2006 and 2005. All borrowings from the FHLBB are secured by a lien on qualified collateral, defined principally as 90% of the fair value of obligations of government-sponsored enterprises and 75% of the carrying value of first mortgage loans on owner-occupied residential property.

9.    SUBORDINATED DEBENTURES

      The Company has raised funds through the issuance of subordinated debentures to its wholly-owned subsidiaries, First Ipswich Statutory Trust II ("Trust II"), and First Ipswich Statutory Trust III ("Trust III"). The Trusts have funded the purchases of the subordinated debentures by offering capital securities representing preferred ownership interests in the assets of the Trusts. Using interest payments made by the Company on the debentures, the Trusts pay quarterly dividends to preferred security holders. The Company has the option to defer interest payments on the subordinated debentures for up to five years and, accordingly, the Trusts may defer dividend distributions on the capital securities for up to five years. In addition, the Company may elect to accelerate the maturity dates of the subordinated debentures upon obtaining regulatory approval.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

      SUBORDINATED DEBENTURES (concluded)

      Subordinated debentures consist of the following:

                                                 December 31, 2006           December 31, 2005
                                             ------------------------    ------------------------
                                                            Interest                   Interest
       Maturity                Issued To         Amount       Rate          Amount       Rate
------------------------      ----------     -----------   ----------    -----------  -----------
                                                            (Dollars in thousands)

September 2032                Trust II          $6,000        8.77%(1)     $ 6,000       5.95%(1)
July 2035                     Trust III          7,000        6.01(2)        7,000       6.01(2)
                                             ----------                  ----------
                                                                                --
                                               $13,000                     $13,000
                                             ==========                  ==========

      (1)   Three-month Libor plus 3.4%; not to exceed 11.9%.
      (2)   Fixed through July 7, 2010; Libor plus 1.95% thereafter.

      The outstanding trust preferred securities may be included in regulatory Tier 1 capital (see Note 17), subject to a limitation that such amounts not exceed 25% of Tier 1 capital. At December 31, 2006 and 2005, trust preferred securities aggregating $6,303,000 and $6,706,000, respectively, are included in Tier 1 capital. Deferred debt financing costs are being amortized over the life of the debentures. Amortization is accelerated for the portion of such costs that relate to debentures redeemed prior to maturity.

10.   INCOME TAXES

      The components of the benefit for income taxes are as follows:

                                                        Years Ended December 31,
                                                        ------------------------
                                                           2006        2005
                                                          ------      ------
                                                             (In thousands)
      Current tax (benefit) provision :
          Federal                                         $ (136)     $ (409)
          State                                               99          86
                                                          ------      ------
                                                             (37)       (323)
                                                          ------      ------
      Deferred tax (benefit) provision :
          Federal                                           (577)         23
          State                                              (79)          4
                                                          ------      ------
                                                            (656)         27
                                                          ------      ------

                Total tax benefit                         $ (693)     $ (296)
                                                          ======      ======

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

      INCOME TAXES (continued)

      The following is a reconciliation of the effective income tax rates and amounts in the consolidated statements of operations with the statutory federal income tax rate and amount:

                                                         Years Ended December 31,
                                             ------------------------------------------------
                                                     2006                        2005
                                             ---------------------      ---------------------
                                              Amount        Rate         Amount        Rate
                                             --------     --------      --------     --------
                                                            (Dollars in thousands)

Statutory tax benefit and rate               $   (629)       (34.0%)    $   (116)       (34.0%)
Increase (decrease) resulting from:
    State tax, net of federal tax benefit          13          0.7            59         17.3
    Dividends received deduction                   --           --           (60)       (17.6)
    Tax exempt income                            (127)        (6.9)         (192)       (56.3)
    Other                                          50          2.7            13          3.8
                                             --------     --------      --------     --------

Effective tax benefit and rate               $   (693)       (37.5%)    $   (296)       (86.8%)
                                             ========     ========      ========     ========

      The components of the net deferred tax asset, included in other assets, are as follows:

                                                             December 31,
                                                       -----------------------
                                                         2006           2005
                                                       --------       --------
                                                           (In thousands)
      Deferred tax assets:
        Federal                                        $  2,103       $  1,593
        State                                               380            303
                                                       --------       --------
                                                          2,483          1,896
                                                       --------       --------
      Deferred tax liabilities:
        Federal                                            (280)          (284)
        State                                               (70)           (68)
                                                       --------       --------
                                                           (350)          (352)
                                                       --------       --------

      Net deferred tax asset                           $  2,133       $  1,544
                                                       ========       ========

      At December 31, 2006 the Company has a Federal net operating loss carryforward of $1,263,000 which expires in 2026.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

      INCOME TAXES (concluded)

      The tax effects of each item that gives rise to deferred tax assets (liabilities) are as follows:

                                                                December 31,
                                                           --------------------
                                                             2006        2005
                                                           --------    --------
                                                               (In thousands)
Net unrealized loss on securities available for sale       $    543    $    610
Allowance for loan losses                                       695         648
Employee benefit plans                                          243         320
Depreciation and amortization                                   (60)       (229)
Write-down of impaired security                                 241          --
Alternative minimum tax                                          25         152
Derivative fair value adjustments                              (121)         30
Core deposit intangible                                          65          31
Goodwill amortization                                          (115)        (55)
Net operating loss carryforward                                 429          --
Other, net                                                      188          37
                                                           --------    --------

Net deferred tax asset                                     $  2,133    $  1,544
                                                           ========    ========

      A summary of the change in the net deferred tax asset is as follows:

                                                        Years Ended December 31,
                                                        ------------------------
                                                          2006          2005
                                                        --------      --------
                                                             (In thousands)

Balance at beginning of year                            $  1,544      $  1,199
Deferred tax benefit (provision)                             656           (27)
Change in deferred tax effect of net unrealized
    loss on securities available for sale                    (67)          372
                                                        --------      --------

Balance at end of year                                  $  2,133      $  1,544
                                                        ========      ========

11.   EMPLOYEE BENEFITS

      401(k) Plan

      The Bank sponsors a defined contribution 401(k) plan whereby an eligible employee may contribute up to 15% of compensation, and the Bank will make a matching contribution equal to 100% of the first 3% and 50% of the next 2% of an employee's compensation contributed to the plan. Expenses related to the 401(k) plan for 2006 and 2005 were $181,000 and $182,000, respectively.

      Supplemental Executive Retirement Plans

      Since 2004 the Company has had agreements with two executive officers which provide supplemental retirement benefits commencing upon retirement. One was terminated in 2006. The present value of expected retirement benefits is being accrued over the periods in which the benefits vest to the executive. Expenses attributable to the plans amounted to $(95,000) and $116,000 for the respective years ended December 31, 2006 and 2005. The negative expense for 2006 reflects the impact of the termination of one agreement during 2006.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

12.   OTHER COMMITMENTS AND CONTINGENCIES

      Lease Commitments

      As of December 31, 2006, the Company was obligated under non-cancelable operating leases for premises and equipment. Minimum rentals due in future periods under these existing agreements are as follows:

                          Year Ending
                          December 31,                              Amount
                          ------------                           ------------
                                                                (In thousands)

                              2007                                  $  933
                              2008                                     874
                              2009                                     616
                              2010                                     426
                              2011                                     249
                           Thereafter                                  217
                                                                 ------------

                                                                    $3,315
                                                                 ============

      Certain leases contain provisions for escalation of minimum lease payments, not included above, that are generally contingent upon increases in real estate taxes and percentage increases in the consumer price index. Total rent expense amounted to $717,000 and $751,000 for 2006 and 2005, respectively.

      Employment Agreements

      The Bank has entered into employment agreements with certain executive officers which generally provide for annual base salary and certain other benefits. The Bank has also entered into agreements with certain executive officers which also provide for lump sum severance payments following a "change of control," as defined in the agreements.

      Legal Claims

      In the ordinary course of business, various legal claims arise which, in the opinion of management, will not have a material adverse effect on the Company's consolidated financial position or results of operations.

      The de Burlo Group, Inc.

      On December 31, 2004, the Bank acquired The de Burlo Group, Inc. ("de Burlo") at an initial purchase price of $2,126,000. The terms of the purchase also include deferred payment provisions, which would be payable to stockholders of de Burlo based upon the successful achievement of certain financial milestones following each of the two- and four- year anniversaries of the closing date. At December 31, 2006, the Company recognized the first deferred payment of $1,187,500 due to de Burlo. This first deferred payment resulted in additional goodwill in the amount of $1,187,500. The initial purchase price and deferred payments shall not exceed $4,500,000.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

13.   FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET CREDIT RISK

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

      At December 31, 2006 and 2005, the following financial instruments were outstanding for which contract amounts represent credit risk:

                                                             Contract Amount
                                                         -----------------------
                                                           2006           2005
                                                         --------       --------
                                                             (In thousands)
Commitments to originate loans                           $ 4,958        $19,640
Unadvanced portions of consumer loans (including
    credit card loans)                                     4,315          4,479
Unadvanced portions of commercial construction loans      11,669         16,779
Unadvanced portions of home equity loans                  10,958         10,330
Unadvanced portions of commercial lines-of-credit         13,089         10,169
Unadvanced portions of residential construction loans        706            545
Standby letters-of-credit                                    415            492

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

14.   DERIVATIVE INSTRUMENTS

      Embedded Derivative Instruments

      The Bank has purchased certificates of deposit and a corporate bond for which the return is based on the performance of various stock indices. These instruments guarantee a return of principal upon maturity. The investment strategy is to diversify the investment portfolio. The embedded equity index features are separately accounted for as derivative instruments and recorded at fair value with the change in fair value included in miscellaneous income. At December 31, 2006 and 2005, the equity index features had an asset value of $843,000 and $479,000, respectively, which is included in other assets. Changes in the fair value of equity index features are recorded in miscellaneous income and resulted in income of $364,000 and $139,000, respectively, for 2006 and 2005.

15.   RELATED PARTY TRANSACTIONS

      In the ordinary course of business, the Bank has granted loans to related parties amounting to $547,000 and $955,000 at December 31, 2006 and 2005, respectively. Related parties include executive officers, directors, principal shareholders, or any associate of such persons. During the years ended December 31, 2006 and 2005, total principal payments were $167,000 and $520,000, respectively.

      Deposit accounts and securities sold under agreements to repurchase with related parties amounted to $16,783,000 and $16,271,000 at December 31, 2006 and 2005, respectively.

16.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of estimated fair values of all financial instruments where it is practicable to estimate such values. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

      Fair value estimates, methods and assumptions are set forth below for the Company's financial instruments.

      Cash and cash equivalents: The fair value of cash and cash equivalents approximates carrying value.

      Certificates of deposit: The fair value of certificates of deposit, excluding embedded derivatives, approximates carrying value.

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

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

      FAIR VALUE OF FINANCIAL INSTRUMENTS (concluded)

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

      Off-balance-sheet instruments: The fair values of the Company's off-balance-sheet instruments (lending commitments) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreement and the counterparties' credit standing. At December 31, 2006 and 2005, the estimated fair value of off-balance-sheet financial instruments was not material.

      The estimated fair values of the Company's financial instruments are as follows:

                                                   December 31,
                                    --------------------------------------------
                                             2006                   2005
                                    --------------------   ---------------------
                                    Carrying     Fair       Carrying     Fair
                                     Amount      Value       Amount      Value
                                    --------    --------    --------    --------
                                                   (In thousands)
Financial assets:
    Cash and cash equivalents       $ 13,499    $ 13,499    $ 11,261    $ 11,261
    Certificates of deposit            3,378       3,378       3,295       3,295
    Securities available-for-sale     53,962      53,962      88,375      88,375
    Securities held-to-maturity           --          --      28,769      28,014
    Federal Home Loan Bank stock       3,927       3,927       6,647       6,647
    Federal Reserve Bank stock           774         774         774         774
    Loans                            234,890     233,287     234,613     236,937
    Accrued interest receivable        1,777       1,777       1,956       1,956
    Derivative assets                    843         843         479         479

Financial liabilities:
    Deposits                         268,868     269,361     258,860     258,331
    Short-term borrowings             13,720      13,720      71,262      71,262
    Long-term FHLB advances           16,047      16,096      31,087      31,269
    Subordinated debentures           13,000      12,951      13,000      12,731

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

17.   REGULATORY CAPITAL REQUIREMENTS

      The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional, discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's and Bank's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

      Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006 and 2005, that the Company met all applicable capital adequacy requirements to which they are subject and as of December 31, 2005, that the Bank met all applicable capital adequacy requirements to which they are subject.

      The Bank signed a Formal Agreement with the Office of the Comptroller of the Currency on June 28, 2006. The Agreement required the Bank to take various actions including raising capital ratios to levels prescribed in the Agreement. Specifically the Bank was required, by December 31, 2006, to raise its Tier 1 capital to average assets ratio to a minimum of 8%, its Tier 1 capital to risk-weighted assets ratio to a minimum of 10%, and its total capital to risk-weighted assets to a minimum of 11%. As of December 31, 2006, the Bank did not attain these ratios. Subsequently, the OCC extended the deadline to achieve the capital ratios until March 31, 2007. Management believes the Bank exceeded the minimum ratios, as listed in the Formal Agreement, at February 28, 2007.

      The Company's and the Bank's actual capital amounts and ratios as of December 31, 2006 and 2005 are presented in the table:

                                                                                                          Minimum Capital
                                                                                  Minimum                  Requirements
                                                                                  Capital                     Per OCC
                                                       Actual                   Requirements             Formal Agreement
                                                 -------------------         -------------------        -------------------
                                                 Amount        Ratio         Amount        Ratio        Amount        Ratio
                                                 ------        -----         ------        -----        ------        -----
                                                                           (Dollars in thousands)
December 31, 2006:

Total capital to risk weighted assets:
    Bank                                         $25,026        10.7%        $20,097        8.0%        $27,634         11.0%
    Consolidated                                  28,334        11.2          20,169        8.0             N/A          N/A

Tier 1 capital to risk weighted assets:
    Bank                                          26,853        10.0          10,049        4.0          25,122         10.0
    Consolidated                                  19,810         7.9          10,085        4.0             N/A          N/A

Tier 1 capital to average assets:
    Bank                                          26,853         6.6          15,208        4.0          30,415          8.0
    Consolidated                                  19,810         5.2          15,255        4.0             N/A          N/A

December 31, 2005:

Total capital to risk weighted assets:
    Bank                                         $28,512        10.5%        $21,723        8.0%        $27,154         10.0%
    Consolidated                                  29,671        10.9          21,786        8.0             N/A          N/A

Tier 1 capital to risk weighted assets:
    Bank                                          26,773         9.9          10,861        4.0          16,292          6.0
    Consolidated                                  21,638         8.0          10,893        4.0             N/A          N/A

Tier 1 capital to average assets:
    Bank                                          26,773         6.8          15,807        4.0          19,759          5.0
    Consolidated                                  21,638         5.5          15,839        4.0             N/A          N/A

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

18.   RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES

      Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. Federal Reserve Board policy provides that a bank holding company generally should not maintain its existing rate of cash dividends on common stock unless the entity's net income over the past year combined with its retained net income of the preceding two years has been sufficient to fully fund the dividends. Loans or advances from the Bank to the Company are limited to 10 percent of the Bank's capital stock and surplus on a secured basis.

      In addition to the limitations listed in the above paragraph, the Formal Agreement between the Bank and the OCC limits the Bank's ability to pay dividends to the Company; dividend payments are subject to the approval of the OCC. While the OCC approved the payment of dividends in 2006, there is no assurance they will approve future dividend payments.

      In addition, dividends paid by the Bank or the Company would be prohibited if the effect thereof would cause the Bank's or the Company's capital to be reduced below applicable minimum capital requirements. Accordingly, $20,097,000 of the Company's equity in the net assets of the Bank was restricted at December 31, 2006.

      The limit on loans or advances by the Bank to the Company was approximately $2,503,000 as of December 31, 2006.

19.   SEGMENT REPORTING

      Information about reportable segments and reconciliation of such information to the consolidated financial statements as of and for the years ended December 31, 2006 and 2005 follows.

                                                                      Investment   Consolidated
2006                                                     Banking       Advisory       Totals
----                                                     -------       --------       ------
                                                                     (In thousands)
Net interest income, after provision for loan losses    $  11,003     $      --     $  11,003
Other revenue: external customers                           2,445         1,800         4,245
Other expenses: external customers                         15,873         1,224        17,097
Income tax expense (benefit)                                 (931)          238          (693)
Net income (loss)                                          (1,499)          343        (1,156)
Total assets                                              328,585         4,190       332,775

                                                                      Investment   Consolidated
2005                                                     Banking       Advisory       Totals
----                                                     -------       --------       ------
                                                                     (In thousands)
Net interest income, after provision for loan losses    $  10,869     $      --     $  10,869
Other revenue: external customers                           3,495         1,620         5,115
Other expenses: external customers                         15,240         1,085        16,325
Income tax expense (benefit)                                 (515)          219          (296)
Net income (loss)                                            (361)          316           (45)
Total assets                                              391,605         2,799       394,404

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

20.   CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

      Financial information pertaining to First Ipswich Bancorp is as follows:

                                                                December 31,
                                                            --------------------
BALANCE SHEETS                                                2006        2005
--------------                                              --------    --------
                                                               (In thousands)
Assets
------
Cash and cash equivalents with Bank subsidiary              $    567    $     20
Securities available-for-sale at fair value                       --         118
Investment in common stock of the Bank                        29,390      30,780
Investment in common stock of First Ipswich
    Statutory Trust II                                           186         186
Investment in common stock of First Ipswich
    Statutory Trust III                                          217         217
Other assets                                                     625         751
                                                            --------    --------

        Total assets                                        $ 30,985    $ 32,072
                                                            ========    ========

Liabilities and Stockholders' Equity
------------------------------------
Subordinated debentures to Trust subsidiaries               $ 13,000    $ 13,000
Other liabilities                                                114         112
                                                            --------    --------
    Total liabilities                                         13,114      13,112
Stockholders' equity                                          17,871      18,960
                                                            --------    --------

        Total liabilities and stockholders' equity          $ 30,985    $ 32,072
                                                            ========    ========

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

      CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (concluded)

                                                        Years Ended December 31,
                                                        ------------------------
STATEMENTS OF OPERATIONS                                   2006         2005
------------------------                                 --------     --------
                                                            (In thousands)
Income:
     Dividends from the Bank                             $  1,003     $  1,698
     Dividends on marketable equity securities                  1            4
     Gain on sale of marketable equity securities              11           --
                                                         --------     --------
          Total income                                      1,015        1,702
                                                         --------     --------

Expenses:
    Interest on subordinated debentures                       943          733
    Operating expenses                                          9           30
                                                         --------     --------
          Total expenses                                      952          763
                                                         --------     --------

Income before income taxes and equity in
    undistributed net loss of the Bank                         63          939
Applicable income tax benefit                                 320          252
                                                         --------     --------
Income before equity in undistributed net loss
    of the Bank                                               383        1,191
Equity in undistributed net loss of the Bank               (1,539)      (1,236)
                                                         --------     --------

Net loss                                                 $ (1,156)    $    (45)
                                                         ========     ========

                                                                Years Ended December 31,
                                                                ------------------------
STATEMENTS OF CASH FLOWS                                           2006         2005
------------------------                                         --------     --------
                                                                    (In thousands)

Cash flows from operating activities:
     Net loss                                                    $ (1,156)    $    (45)
     Adjustments to reconcile net loss to net cash
        provided by operating activities:
           Equity in undistributed net loss of the Bank             1,539        1,236
           Other, net                                                 245         (144)
                                                                 --------     --------
             Net cash provided by operating activities                628        1,047
                                                                 --------     --------

Cash flows from investing activities:
     Investment in the Bank                                           (26)      (6,737)
                                                                 --------     --------
             Net cash used in investing activities                    (26)      (6,737)
                                                                 --------     --------

Cash flows from financing activities:
     Repayment of subordinated debentures                              --       (1,000)
     Proceeds from issuance of subordinated debentures                 --        7,000
     Investment in common stock of Statutory Trust III                 --         (217)
     Cash dividends paid                                              (55)        (111)
                                                                 --------     --------
             Net cash provided (used) by financing activities         (55)       5,672
                                                                 --------     --------

Net change in cash and cash equivalents                               547          (18)

Cash and cash equivalents at beginning of year                         20           38
                                                                 --------     --------

Cash and cash equivalents at end of year                         $    567     $     20
                                                                 ========     ========

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)


21.   QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

                                                  Fourth       Third        Second       First
                                                 Quarter      Quarter      Quarter      Quarter
                                                 --------     --------     --------     --------
                                                     (In thousands, except per share amounts)
Year Ended December 31, 2006

Interest and dividend income                     $  5,748     $  6,086     $  5,618     $  5,370
Interest expense                                    2,990        3,155        3,018        2,620
                                                 --------     --------     --------     --------

Net interest income                                 2,758        2,931        2,600        2,750
Provision (credit) for loan losses                    (95)          66           65           --
                                                 --------     --------     --------     --------

Net interest income, after provision (credit)
    for loan losses                                 2,853        2,865        2,535        2,750

Gain (loss) on securities, net                       (370)        (526)          11          (60)
All other income                                    1,797        1,045          975        1,373
Operating expenses                                  3,866        4,350        4,524        4,357
                                                 --------     --------     --------     --------

Income (loss) before income taxes                     414         (966)      (1,003)        (294)

Provision (benefit) for income taxes                  112         (340)        (354)        (111)
                                                 --------     --------     --------     --------

Net income (loss)                                $    302     $   (626)    $   (649)    $   (183)
                                                 ========     ========     ========     ========

Earnings (loss) per share:
  Basic                                          $   0.14     $  (0.28)    $  (0.29)    $  (0.08)
                                                 ========     ========     ========     ========

  Diluted                                        $   0.14     $  (0.28)    $  (0.29)    $  (0.08)
                                                 ========     ========     ========     ========


Year Ended December 31, 2005

Interest and dividend income                     $  5,334     $  5,149     $  4,565     $  4,446
Interest expense                                    2,499        2,156        1,938        1,792
                                                 --------     --------     --------     --------

Net interest income                                 2,835        2,993        2,627        2,654
Provision for loan losses                              55           78           67           40
                                                 --------     --------     --------     --------

Net interest income, after provision
    for loan losses                                 2,780        2,915        2,560        2,614

Gain (loss) on securities, net                         11           (3)          16           45
All other income                                    1,311        1,457        1,133        1,145
Operating expenses                                  4,707        4,240        3,701        3,677
                                                 --------     --------     --------     --------

Income (loss) before income taxes                    (605)         129            8          127

Benefit for income taxes                             (276)          (1)          --          (19)
                                                 --------     --------     --------     --------

Net income (loss)                                $   (329)    $    130     $      8     $    146
                                                 ========     ========     ========     ========

Earnings (loss) per share:
  Basic                                          $  (0.15)    $   0.06     $     --     $   0.07
                                                 ========     ========     ========     ========

  Diluted                                        $  (0.15)    $   0.06     $     --     $   0.07
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

(b)   Changes in internal controls over financial reporting

      Except as disclosed in the September 30, 2006 Form 10-QSB/A, there were no changes in Bancorp's internal controls over financial reporting identified in connection with Bancorp's evaluation of its disclosure controls and procedures that occurred during Bancorp's last fiscal quarter that have materially affected, or are reasonably likely to materially affect Bancorp's internal control over financial reporting.

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

                                                           Position                                       Director
          Name                   Age             (and Principal Occupation)(1)                        (Officer) since
          ----                   ---             -----------------------------                        ---------------

Robert R. Borden, III            64             Director (President & CEO, LandVest, Inc.)                   1992
Maryjon Brett                    42          Senior Vice President - Information Technology &                2006
                                                            Operations of Bank
Russell G. Cole                  49        Director and President & CEO of Bancorp and Bank (2)              2004
Timothy R. Collins               43               Director (President, EBSCO Publishing)                     2003
Janice M. Costa                  37           Senior Vice President - Retail Banking of Bank                 2006
John T. Coughlin                 58             Director (President, Quinn Brothers, Inc.)                   1996
Dr. C. Russell de Burlo, Jr.     82                President & CEO of The de Burlo Group                     2004
Craig H. Deery                   59                     Director (Private Investor)                          2005
Edward D. Dick                   56               Director (President, E.D. Dick Company)                    2005
John P. DiIorio, Jr.             44               Senior Vice President - Lending of Bank                    2003
Robin W. Dushman                 58             Senior Vice President of The de Burlo Group                  2004
Timothy L. Felter                46            Senior Vice President & CFO and Treasurer of                  2006
                                                           Bancorp and Bank (3)
Stephanie R. Gaskins             67                   Director (Community Volunteer)                         1995
H.A. Patrican, Jr.               58        Director (President, Ipswich Bay Glass Company, Inc.)             2003
Neil St. John Raymond            63                Chairman of Board of Bancorp and Bank
                                                 (President, Raymond Property Company)(4)                    1969
Neil St. John Raymond, Jr.       29      Director (Project Manager, Cabot, Cabot & Forbes) (4)(5)            2003
William J. Tinti                 67        Director (Attorney-Tinti, Quinn, Grover & Frey, P.C.)             2002
Peter M. Whitman, Jr.            63           President of Ipswich Capital Investment Corp.,                 2003
                                                       a subsidiary of the Bank (6)

(1) Unless otherwise noted, the principal occupation of each individual set forth in the table has been the principal occupation of such individual for the past five years.

(2) Mr. Cole was the President - Northern Division of the Bank from November 2004 through June 2006 when he was appointed President & CEO of the Bancorp and the Bank. Prior to joining the Bank in November 2004, Mr. Cole was the President and Chief Executive Officer of GBSI Insurance Group from February 2003 to June 2004. Mr. Cole was also the President and Chief Executive Officer of Ocean National Bank from November 1995 to February 2003.

(3) Mr. Felter joined the Bancorp and Bank as Senior Vice President & CFO and Treasurer on March 20, 2006. Prior to joining the Company, Mr. Felter served in a number of positions at Lawrence Savings Bank from 1990 through 2006, including Senior Vice President & Chief Financial Officer, Senior Vice President - Residential Lending, Executive Vice President - Personal Banking, and Investment Officer.

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

      Bancorp's Board of Directors has determined that Mr. Deery is an "audit committee financial expert" and is "independent" (as such terms are defined in Item 401(e)(2) of Regulation S-B and in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act, respectively). For additional information on the Audit Committee and Mr. Deery, please see the Section entitled "Audit Committee" under Item 10 of this Annual Report on Form 10-KSB.

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

Item 10. Executive Compensation.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

      The following Summary Compensation Table sets forth the aggregate compensation paid by Bancorp and its subsidiaries on account of services performed during 2006 to the named executive officers ("NEOs") of Bancorp and its subsidiaries whose aggregate compensation exceeded $100,000. The NEOs include individuals who served as Bancorp's Chief Executive Officer ("CEO"), as well as the other two most highly compensated executive officers of the Company, who served in such capacities during the 2006 fiscal year.

                                                                   Annual Compensation
                                                                   -------------------
                                                                                         All Other
Executive and Position(1)                       Year      Salary ($)     Bonus ($)       Comp.($)      Total ($)
-------------------------                       ----      ----------     ---------       --------      ---------

Russell G. Cole, President and CEO               2006      $173,000(6)    $    --      $ 24,835(2)     $197,835
                                                 2005       123,032           436        10,632(3)      134,100

Donald P. Gill, former President and CEO         2006       263,700            --        90,912(4)      354,612
                                                 2005       234,000            --        96,113(4)      330,113

Peter M. Whitman, Jr., President of Ipswich      2006       197,125            --         7,885(5)      205,010
  Capital Investment Corporation                 2005       190,000           441         7,600(5)      198,041

Dr. C. Russell de Burlo, Jr., President of       2006       215,600            --            --         215,600
  The de Burlo Group                             2005       207,385            --            --         207,385

(1) Mr. Cole holds the indicated offices for both Bancorp and the Bank. Mr. Whitman holds the indicated office with a Bank subsidiary. Dr. de Burlo, Jr. holds the indicated office with a Bank subsidiary.

(2) Amounts related to car allowance ($4,830), 401(k) plan matching contributions ($6,920), and moving expenses ($13,085).

(3)   Amounts related to car allowance and 401(k) plan matching contributions.

(4) Amount related to car allowance ($1,953), 401(k) plan matching contributions ($6,048), life insurance premiums ($427), and Supplemental Executive Retirement Plan ($41,446), and severance ($41,038 only in 2006). This amount does not reflect a $156,461 recapture of prior year's expense resulting from the termination of the SERP.

(5)   Amounts related to 401 (k) plan matching contributions.

(6) Mr. Cole was elected as President and CEO on June 7, 2006 at an annualized salary of $200,000.

EMPLOYMENT AND OTHER AGREEMENTS

      Bancorp has entered into a three-year employment agreement with Neil St. John Raymond, Chairman of the board of directors. This employment agreement specifies the employee's duties and minimum compensation. It also provides for a one-year extension of the initial and any extended term of the employment agreement unless prior notice is given by Neil St. John Raymond. The employment agreement provides for the consequences of termination of employment by death, disability, involuntary termination with or without "cause" (as defined) and voluntary resignation whether or not for "good reason" (as defined). Among other provisions, if employment is involuntarily terminated by Bancorp for any reason other than "cause," or is voluntarily terminated by the employee for "good reason," Bancorp is required to make additional payments to the employee. During the term of the employment agreement and for one year thereafter, the employee may not compete with Bancorp or solicit its executives within any town in which Bancorp conducts business or any contiguous cities or towns. Mr. Raymond has waived his salary since July 1, 2006.

      Bancorp has also entered into a severance agreement with Mr. Raymond regarding termination of employment by Bancorp or the Bank subsequent to a "change in control" or "potential change in control" of Bancorp, as defined in the severance agreement. Following the occurrence of a change in control, if the employee's employment is involuntarily terminated (except because of death, "disability," or "cause" as defined therein) or is voluntarily terminated by the employee for "good reason" as defined therein, then the employee is entitled to a lump sum payment from Bancorp approximately equal to three times his annual average compensation for the previous five years, plus accrued vacation pay and bonus awards. If Mr. Raymond is entitled to receive benefits under both his employment agreement and his severance agreement, he must choose the agreement under which he will claim monetary payments on account of termination of employment.

      Bancorp has entered into an executive supplemental compensation ("SERP") agreement with Mr. Raymond. Mr. Raymond's SERP agreement provides for payment of a retirement benefit for 15 years following his retirement. The amount of the benefit is a percentage of the average of his three consecutive years highest salaries, calculated using two percent for each full year of service as a senior executive officer of Bancorp or the Bank, up to a maximum of 35 years, minus offsets for Social Security and an amount calculated to reflect the benefit of Bancorp's contributions to its 401(k) plan on his behalf. If Mr. Raymond dies before the full benefit is paid to him, the balance is paid to his beneficiary.

      Ipswich Capital has entered into a one-year employment agreement with Peter M. Whitman, Jr., President of Ipswich Capital. The employment agreement specifies the employee's duties and compensation. It also provides for a one-year extension of the initial and any extended term of the employment agreement unless prior notice is given by either party. The employment agreement provides for the consequences of termination of employment by death, disability, involuntary termination with or without "cause" (as defined) and voluntary resignation. Among other provisions, if employment is involuntarily terminated by Ipswich Capital for any reason other than "cause," Ipswich Capital is required to make additional payments to him. During the term of the employment agreement and for various periods thereafter, he may not compete with Ipswich Capital or solicit its customers or employees.

      The Bank has entered into change in control agreements with Mr. Russell G. Cole, President & CEO, and with Mr. John P. DiIorio, Jr., Senior Vice President of the Bank. Mr. Cole's and Mr. DiIorio's agreements provide for the payment of two years of severance pay if terminated within twelve months following a "change in control" of the Bank (as defined in the severance agreement) for any reason other than on account of "cause" (as defined in the severance agreement) or on account of death, disability or retirement. While employed by the Bank and for the period of the severance payments thereafter, neither Mr. Cole nor Mr. DiIorio may solicit or induce any employee of the Bank or any subsidiary or affiliate of the Bank to leave his or her employment. In addition, Mr. Cole may not compete with the Bank or any subsidiary or affiliate of the Bank in any city or town in which the Bank or any subsidiary or affiliate operates, or within any contiguous city or town.

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

DIRECTORS' COMPENSATION

The following table sets forth certain information regarding the compensation paid to each director during the fiscal year ended December 31, 2006.

                                  Fees Earned or       All Other
Name (1)                         Paid in Cash ($)   Compensation ($)   Total ($)
--------                         ----------------   ----------------   ---------

Robert R. Borden, III                $ 8,200           $    --          $ 8,200
Timothy R. Collins                     5,500                --            5,500
Franz Colloredo-Mansfeld (2)           1,900                --            1,900
John T. Coughlin                      10,100                --           10,100
Craig H. Deery                         4,900                --            4,900
Edward D. Dick                         9,100                --            9,100
Stephanie R. Gaskins                   7,000                --            7,000
H.A. Patrican, Jr.                     5,700                --            5,700
Neil St. John Raymond                    (3)            93,590(4)        93,590
Neil St. John Raymond, Jr.             5,200                --            5,200
William J. Tinti                       5,600                --            5,600

(1) Russell G. Cole is not included in the table because the compensation he received is shown in the Summary Compensation Table above. Mr. Cole received no compensation for his services as a director as he is an employee.

(2) Mr. Colloredo-Mansfeld did not stand for re-election at the April 2006 Annual Meeting.

(3) Mr. Raymond received no compensation for his services as a director as he is an employee.

(4) This amount includes salary of $66,000, 401(k) match of $2,640 and SERP increased value of $24,950.

      Directors are paid an annual fee of $2,500. For each board meeting attended, a director receives $500. Each director who serves on the loan/credit committee, trust committee, asset/liability committee, compensation committee, regulatory action compliance committee, or audit committee receives $200 for each meeting attended. Directors will also be eligible to receive options under the directors' plan. Employee directors receive no compensation for their services as directors. Effective July 1, 2006, Directors voted to suspend future annual retainer and per meeting Director Fees. In addition, Mr. Raymond, who does not get paid Directors' fees, suspended his salary effective July 1, 2006.

AUDIT COMMITTEE

      The audit committee of the board of directors will review internal and external audits, information technology system examinations, loan review examinations and responses to those examinations, select both internal and external auditors, pre-approve all audit and non-audit services; monitor internal control; and conduct audit planning.

      The audit committee is comprised of Messrs. Borden, Collins, Deery, and Ms. Gaskins. Mr. Deery has been designated by Bancorp's Board of Directors as an "audit committee financial expert" and is "independent" (as such terms are defined in Item 401(e)(2) of Regulation S-B and in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, respectively).

EMPLOYEES

      The Bank sponsors a defined contribution 401(k) plan whereby an eligible employee may contribute up to 15% of their compensation, and the Bank will make a matching contribution equal to 100% of the first 3% and 50% of the next 2% of an employee's compensation contributed to the plan.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The following table and related notes set forth certain information as of April 2, 2007 with respect to all persons known to Bancorp to be the beneficial owner of more than 5% of its outstanding common stock:

                          Name and Address of           Amount and Nature of
Title of Class             Beneficial Owner(1)           Beneficial Ownership       Percent of Class
--------------             -------------------           --------------------       ----------------
Common Stock            Joseph A. Brear, Jr.,                     338,720                14.29%
                        Trustee, Raymond                          (2)(3)
                        Children's Trust 1981
                        c/o Craig and Macauley, PC
                        600 Atlantic Avenue
                        Boston, MA  02210

Common Stock            Mr. Eyk Van Otterloo                      230,720                 9.74%
                        18 Sewell Street                          (2)
                        Marblehead, MA 01945

Common Stock            Neil St. John Raymond                   1,000,588                42.23%
                        34 Heartbreak Road                      (4)(5)(6)
                        Ipswich, MA 01938

(1) For purposes of this chart, a person is treated as the beneficial owner of a security if the person, directly or indirectly (through contract, arrangement, understanding, relationship or otherwise) has or shares (a) voting power, including the power to vote or to direct the voting, of such security, or (b) investment power with respect to such security, including the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of a security if a person directly or indirectly, creates or uses a trust, proxy, power of attorney, pooling arrangement or any contract, arrangement or device with the purpose or effect of divesting such person of beneficial ownership of such security or preventing the vesting of such beneficial ownership. A person is also deemed to have beneficial ownership of any security that such person has the right to acquire within sixty (60) days. Unless indicated in another footnote to this table, a person has sole voting and investment power with respect to the shares set forth opposite his or her name.

(2) 230,720 shares owned by Joseph A. Brear, Jr., Trustee, Raymond Children's Trust 1981 (the "Children's Trust") have been pledged to Mr. Eyk Van Otterloo as collateral for certain obligations. The pledge agreements between the Children's Trust and Mr. Van Otterloo provide that Mr. Van Otterloo shall have the power to vote and/or sell all of the pledged shares upon default by the Children's Trust. The Children's Trust has been notified by Mr. Van Otterloo that a default or defaults may exist under the pledge agreements. Mr. Van Otterloo has not pursued any of his rights or remedies with respect to the pledged shares. Mr. Van Otterloo may be deemed to be a beneficial owner of the Children's Trust pledged shares.

(3) In addition to the 230,720 shares of the Children's Trust pledged to Mr. Van Otterloo, the Children's Trust has pledged 100,000 shares to Eastern Bank as collateral to secure certain obligations.

(4) Includes 1,808 shares with respect to which Mr. Raymond shares voting and investment power with one other person. Also includes 1,400 shares Mr. Raymond has the right to acquire through the exercise of rights under a warrant agreement.

(5) 988,069 shares of Mr. Raymond's common stock have been pledged to Brown Brothers Harriman & Co. ("Brown Brothers") as collateral for certain obligations.

(6) Mr. Raymond has pledged 997,380 shares of his common stock to Joseph A. Brear, Jr., Trustee, the Children's Trust and to Joseph A. Brear, Jr., Trustee, The Buttonwood Trust (collectively, the "Trusts") as collateral for certain obligations. 988,069 of such shares are subject to a prior pledge to Brown Brothers.

      The following table and related notes set forth information as of April 2, 2007 regarding the beneficial ownership of Bancorp's common stock by each of Bancorp's and the Bank's Directors and NEOs, and by all of Bancorp's and the Bank's executive officers and directors as a group.

                                                                        Amount and Nature
                                  Name and Address of                     of Beneficial         Percent of
Title of Class                   Beneficial Owner(1)(2)                   Ownership (3)            Class
--------------                   ----------------------                   -------------            -----

 Common Stock                    Neil St. John Raymond,                    1,000,588
                                 Chairman of the Board                        (4)(5)               42.23%
 Common Stock               Robert R. Borden, III, director                   33,670                1.42
                                                                                 (6)
 Common Stock          Russell G. Cole, director, President, and               1,800                 *
                              CEO of Bancorp and the Bank
 Common Stock                 Timothy R. Collins, director                    25,293               1.07%
 Common Stock                  John T. Coughlin, director                     90,380               3.81%
                                                                                 (7)
 Common Stock                   C. Russell de Burlo, Jr.                       1,000                 *
 Common Stock                   Craig H. Deery, director                      22,500                 *
 Common Stock                   Edward D. Dick, director                       3,586                 *
                                                                                 (8)
 Common Stock                Stephanie R. Gaskins, director                    9,652                 *
                                                                                 (9)
 Common Stock          Donald P. Gill, former director, President              3,670                 *
                            and CEO of Bancorp and the Bank
 Common Stock                H.A. Patrican, Jr. , director                    20,346                 *
 Common Stock             Neil St. John Raymond, Jr., director                 3,890                 *
                                                                                 (9)
 Common Stock                  William J. Tinti, director                     26,130               1.10%
 Common Stock             Peter M. Whitman, Jr., President of                  3,500                 *
                            Ipswich Capital Investment Corp.

 Common Stock             All Directors and Executive Officers             1,254,755               52.95%
                                as a Group (16 persons)

*     One percent or less.

(1) For purposes of this chart, a person is treated as the beneficial owner of a security if the person, directly or indirectly (through contract, arrangement, understanding, relationship or otherwise) has or shares (a) voting power, including the power to vote or to direct the voting, of such security, or (b) investment power with respect to such security, including the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of a security if a person directly or indirectly, creates or uses a trust, proxy, power of attorney, pooling arrangement or any contract, arrangement or device with the purpose or effect of divesting such person of beneficial ownership of such security or preventing the vesting of such beneficial ownership. A person is also deemed to have beneficial ownership of any security that such person has the right to acquire within sixty (60) days. Unless indicated in another footnote to this table, a person has sole voting and investment power with respect to the shares set forth opposite his or her name.

(2) All business addresses of the listed officers and directors are care of First Ipswich Bancorp, 31 Market Street, Ipswich, MA 01938. Additionally, the beneficial share ownership of each of the persons listed in the table set forth above may be outright or deemed due to ownership by an entity or person with whom such person is related or otherwise affiliated.

(3) Totals include warrants issued January 26, 2007 to Messrs. Borden, Cole, Collins, Deery, Dick, DiIorio, Felter Patrican, Raymond , Raymond, Jr., and Tinti and Ms. Gaskins in the amounts of 625, 250, 2500, 2500, 200, 125, 1100, 1250, 1400, 25, 2500, and 25, respectively.

(4) Includes 1,808 shares with respect to which Mr. Raymond shares voting and investment power with one other person.

(5) Mr. Raymond has pledged 997,380 shares of his common stock to Joseph A. Brear, Jr., Trustee, the Children's Trust and to Joseph A. Brear, Jr., Trustee, The Buttonwood Trust as collateral for certain obligations. 988,069 of such shares are subject to a prior pledge to Brown Brothers.

(6) Includes 100 shares with respect to which Mr. Borden shares voting and investment power with his son.

(7) Includes 31,900 shares with respect to which Mr. Coughlin shares voting and investment power with his wife. Also includes 24,570 shares owned by Mr. Coughlin's wife, 16,955 shares owned by his wife and son, 8,478 shares owned by his wife and a grandson, and 8,477 shares owned by his wife and a different grandson.

(8) Includes 1,000 shares with respect to which Mr. Dick shares voting and investment power with his wife. Also includes 2,586 shares held by Mr. Dick as Trustee of the E.D. Dick Co., Inc. Retirement Trust.

(9) Includes 2,000 shares with respect to which Mr. Raymond, Jr. shares voting and investment power with his mother.

            Should Mr. Raymond default in the performance of his obligations under any of his pledge agreements described above, a change in control of Bancorp could result.

Item 12. Certain Relationships and Related Transactions.

      Bancorp, through its wholly-owned bank subsidiary, has had, currently has, and expects to continue to have in the future, banking (including loans and extensions of credit) transactions in the ordinary course of its business with its Directors, Executive Officers, members of their families and associates. Such banking transactions have been and are on substantially the same terms, including interest rates, collateral and repayment conditions, as those prevailing at the same time for comparable transactions with others and did not involve more than the normal risk of collectibility or present other unfavorable features. At December 31, 2006, the aggregate outstanding extensions of credit to all directors, officers, principal stockholders and members of their respective immediate families and trusts in which they have a substantial beneficial interest, or as to which they serve as trustee, as a group, were $1,271,000 an amount which was equal to 4.8% of Bancorp's total capital.

      John T. Coughlin, a director of Bancorp, owns a substantial interest in PMC Realty Trust, the landlord of the Bank's branch in Essex, Massachusetts. The Bank pays PMC Realty Trust $6,458 per month to lease the branch. Further, Gateway Realty Trust, an entity owned by Mr. Coughlin's son, leases the Bank its operations center for $5,754 per month. Gateway II Realty Trust of 1997, an entity also owned by Mr. Coughlin's son, leases the Bank an ATM facility at the

Bank's operations center for $1,769 per month. The Bank believes that the terms, conditions and fees charged in its arrangements with PMC Realty Trust, Gateway Realty Trust and Gateway II Realty Trust of 1997 are comparable to those that could be obtained from an unrelated third party.

      As of December 31, 2006, the following members of the Board, representing approximately 73% of the Board, were "independent" as defined in the NASDAQ listing standards: Messrs. Borden, Collins, Coughlin, Deery, Dick, Patrican, and Tinti and Ms. Gaskins. As of December 31, 2006, Messrs. Cole, Raymond and Raymond, Jr. were not "independent." Mr. Colloredo-Mansfeld, who served as a director through April 2006, also met the independence requirements of the NASDAQ listing standards. Mr. Gill, who served as a director through June 2007, was not "independent."

      The Board considered Mr. Tinti's role as a significant shareholder of Tinti, Quinn, Grover & Frey, P.C., a law firm which provided counsel to the Bank on real estate and lending related matters during 2006 and 2005, in evaluating Mr. Tinti's independence. The Board determined that the legal fees paid to Tinti, Quinn, Grover & Frey, P.C. of approximately $25,000 and $35,000 during the years ended December 31, 2006 and 2005, respectively, for the performance of such services, did not impair Mr. Tinti's independence.

      During 2006, all members of the audit and compensation committees of the Board were "independent" as defined in the NASDAQ listing standards applicable to such committees. The nominating committee consists of all members of the Board.

Item 13. Exhibits.

Exhibit No.       Description

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

      2.6 Agreement for the Acquisition of Accounts and Certain Assets Relating to the Trust Business of The First National Bank of Ipswich by Eastern Bank, dated August 24, 2006, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 24, 2006.

      2.7 Branch Purchase and Assumption Agreement, dated January 10, 2007, by and between East Cambridge Savings Bank and The First National Bank of Ipswich, incorporated by reference to Exhibit
                  2.1 to Bancorp's Current Report on Form 8-K filed on January 12, 2007.

      2.8 Loan Purchase Agreement, dated as of February 5, 2007, between The First National Bank of Ipswich and Southern New Hampshire Bank and Trust Company.

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

      3.5 Bylaws of The First National Bank of Ipswich, incorporated by reference to Exhibit 3.5 to Bancorp's Annual Report on Form 10-KSB filed on March 31, 2006.

      4.1 Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.1 to Bancorp's Registration Statement on Form SB-2 (File No. 333-114018).

      4.2         Subscription Agreement, incorporated by reference to Exhibit
                  4.2 to Bancorp's Registration Statement on Form SB-2 (File No. 333-114018).

      4.3 Form of Warrant to Purchase Common Stock, incorporated by reference to Exhibit 4.1 to Bancorp's Current Report on Form 8-K filed on February 1, 2007.

      4.4         Subscription Agreement, incorporated by reference to Exhibit
                  10.1 to Bancorp's Current Report on Form 8-K filed on February 1, 2007.

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

      10.7 Change in Control Agreement of John P. DiIorio, Jr., incorporated by reference to Exhibit 10.8 to Bancorp's Registration Statement on Form SB-2 (File No. 333-114018).

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

      10.14 Employment Separation Agreement of Michael J. Wolnik, incorporated by reference to Exhibit 3.5 to Bancorp's Annual Report on Form 10-KSB filed on March 31, 2006.

      10.15 Letter Agreement by and between First Ipswich Bancorp, The First National Bank of Ipswich and Mr. Russell G. Cole, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 25, 2006.

      10.16 Change in Control Agreement by and between The First National Bank of Ipswich and Mr. John P. DiIorio, Jr., incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 25, 2006.

      10.17 Waiver of Mr. Neil St. John Raymond as to Certain Compensation, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on July 25, 2006.

      10.18 First Amendment to First Ipswich Bancorp Executive Supplemental Compensation Agreement between First Ipswich Bancorp and Mr. Neil St. John Raymond, incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on July 25, 2006.

      10.19 First Amendment to First Ipswich Bancorp Executive Supplemental Compensation Agreement between First Ipswich Bancorp and Mr. Donald P. Gill, incorporated by reference to
                  Exhibit 10.5 to the Company's Current Report on Form 8-K filed on July 25, 2006.

      10.20       Waiver of Mr. Neil St. John Raymond as to Certain
                  Compensation.

      13.1 Annual Report to Security Holders for the fiscal year ended December 31, 2006.

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

Item 14. Principal Accountant Fees and Services.

      The firm of Wolf & Company, P.C. served as Bancorp's independent registered public accounting firm for the years ended December 31, 2006 and 2005.

Audit Fees. The aggregate fees billed or to be billed by Wolf & Company, P.C. in connection with the audit of Bancorp's consolidated financial statements for 2006 and 2005, and for reviews of the consolidated financial statements included in Bancorp's Forms 10-QSB for 2006 and 2005, are approximately $117,600 and $102,000, respectively.

Audit Related Fees. The aggregate fees billed by Wolf & Company, P.C. in 2006 in connection with OCC related matters were $1,475. The aggregate fees billed by Wolf & Company, P.C. in 2005 in connection with Bancorp's 8-K filing pertaining to the Boston branch acquisition were $6,000.

Tax Fees. The aggregate fees billed or to be billed by Wolf & Company, P.C. in connection with tax return preparation and related planning for 2006 and 2005 are $18,000 and $17,000, respectively.

All Other Fees: The aggregate fees billed by Wolf & Company, P.C. in 2006 and 2005 in connection with reviews of controls over information technology were $37,500 and $37,000, respectively.

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

                                  FIRST IPSWICH BANCORP


Date: April 2, 2007               By: /s/ Russell G. Cole
                                      -------------------
                                      Russell G. Cole
                                      President and Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATE                                    NAME AND CAPACITY
----                                    -----------------

April 2, 2007                           /s/ Russell G. Cole
                                        -------------------------------------
                                        Russell G. Cole
                                        Chief Executive Officer, and Director

April 2, 2007                           /s/ Timothy L. Felter
                                        -------------------------------------
                                        Timothy L. Felter
                                        Chief Financial Officer

March 30, 2007                          /s/ Neil St. John Raymond
                                        -------------------------------------
                                        Neil St. John Raymond
                                        Chairman of the Board of Directors

March 30, 2007                          /s/ Robert R. Borden, III
                                        -------------------------------------
                                        Robert R. Borden, III
                                        Director

March 30, 2007                          /s/ Timothy R. Collins
                                        -------------------------------------
                                        Timothy R. Collins
                                        Director

March 30, 2007                          /s/ Craig H. Deery
                                        -------------------------------------
                                        Craig H. Deery
                                        Director

March 30, 2007                          /s/ John T. Coughlin
                                        -------------------------------------
                                        John T. Coughlin
                                        Director

March 30, 2007                          /s/ Stephanie R. Gaskins
                                        -------------------------------------
                                        Stephanie R. Gaskins
                                        Director

March 30, 2007                          /s/ Edward D. Dick
                                        -------------------------------------
                                        Edward D. Dick
                                        Director

March 30, 2007                          /s/ H.A. Patrican, Jr.
                                        -------------------------------------
                                        H.A. Patrican, Jr.
                                        Director

March 30, 2007                          /s/ Neil St. John Raymond, Jr.
                                        -------------------------------------
                                        Neil St. John Raymond, Jr.
                                        Director

April 2, 2007                           /s/ William J. Tinti
                                        -------------------------------------
                                        William J. Tinti
                                        Director

SUPPLEMENTAL INFORMATION

      Copies of the Notice of Annual Meeting of Stockholders, Proxy Statement and Proxy for Annual Meeting of Shareholders for the registrant's 2007 Annual Meeting of shareholders, to be held on May 16, 2007, will be submitted separately as an EDGAR Submission Type CORRESP. Such material is not deemed to be filed with the Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act.