Form 10QSB
period 2007-03-31
FIRST IPSWICH BANCORP /MA
filed 2007-05-15
CIK 885979

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                   FORM 10-QSB

                              --------------------

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2007

|_| TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to ____________

                        Commission File Number 333-114018

                              --------------------

                              First Ipswich Bancorp
        (Exact name of small business issuer as specified in its charter)

                              --------------------

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

                              --------------------

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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: At April 30, 2007, there were 2,344,630 shares of common stock issued and outstanding, par value $1.00 per share.

      Transitional Small Business Disclosure Format (Check one): YES |_| NO |X|

================================================================================

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES
                                   FORM 10-QSB

                                      Index

                                                                            Page

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 2007 and
         December 31, 2006                                                     3

         Consolidated Statements of Operations for the three months ended
         March 31, 2007 and 2006                                               4

         Consolidated Statements of Changes in Stockholders' Equity for the
         three months ended March 31, 2007 and 2006                            5

         Consolidated Statements of Cash Flows for the three months ended
         March 31, 2007 and 2006                                               6

         Notes to Consolidated Financial Statements                            7

Item 2.  Management's Discussion and Analysis                                  9

Item 3.  Controls and Procedures                                              25

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    25

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          25

Item 3.  Defaults upon Senior Securities                                      25

Item 4.  Submission of Matters to a Vote of Security Holders                  25

Item 5.  Other Information                                                    25

Item 6.  Exhibits                                                             26

         Signatures                                                           26

PART I--FINANCIAL INFORMATION

ITEM 1. Financial Statements

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (unaudited)
                        (In thousands, except share data)

                                                                              March 31,   December 31,
                                                                                 2007         2006
                                                                             ----------    ----------
ASSETS
Cash and due from banks                                                      $   11,219    $   11,335
Federal funds sold and interest bearing accounts                                 17,345         2,164
                                                                             ----------    ----------
      Total cash and cash equivalents                                            28,564        13,499
                                                                             ----------    ----------

Certificates of deposit                                                           3,399         3,378
Securities available-for-sale, at fair value                                     48,349        53,962
Federal Home Loan Bank stock, at cost                                             1,447         3,927
Federal Reserve Bank stock, at cost                                                 774           774
Loans, net of allowance for loan losses of $1,647 and $1,827                    198,003       234,890
Real estate held for sale, net                                                    6,436         5,727
Premises and equipment, net                                                       3,743         4,099
Goodwill                                                                          3,641         3,641
Other intangible assets                                                           1,268         1,761
Other assets                                                                      6,879         7,117
                                                                             ----------    ----------

Total assets                                                                 $  302,503    $  332,775
                                                                             ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                     $  241,642    $  268,868
Short-term borrowings                                                             9,809        13,720
Long-term borrowings                                                             15,975        16,047
Subordinated debentures                                                          13,000        13,000
Other liabilities                                                                 2,516         3,269
                                                                             ----------    ----------

Total liabilities                                                               282,942       314,904
                                                                             ----------    ----------

Stockholders' equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized, none issued           --            --
Common stock, $1.00 par value; 4,000,000 shares authorized, 2,365,120 and
  2,240,120 issued                                                                2,365         2,240
Additional paid-in capital                                                       10,758         9,936
Retained earnings                                                                 7,309         6,843
Accumulated other comprehensive loss                                               (760)       (1,037)
Treasury stock, at cost  (20,490 shares)                                           (111)         (111)
                                                                             ----------    ----------

Total stockholders' equity                                                       19,561        17,871
                                                                             ----------    ----------

Total liabilities and stockholders' equity                                   $  302,503    $  332,775
                                                                             ==========    ==========

          See accompanying notes to consolidated financial statements.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                      (In thousands, except per share data)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         2007          2006
                                                       --------      --------
Interest and dividend income:
   Interest and fees on loans                          $  4,176      $  4,035
   Interest on debt securities:
      Taxable                                               488         1,061
      Tax-exempt                                             24           128
   Dividends on equity securities                            37            99
   Other interest                                           189            47
                                                       --------      --------
         Total interest and dividend income               4,914         5,370
                                                       --------      --------
Interest expense:
   Interest on deposits                                   1,745         1,162
   Interest on borrowed funds                               350         1,234
   Interest on subordinated debentures                      227           224
                                                       --------      --------
         Total interest expense                           2,322         2,620
                                                       --------      --------
Net interest income                                       2,592         2,750
Provision (credit) for loan losses                         (175)           --
                                                       --------      --------
Net interest income after provision for loan losses       2,767         2,750
                                                       --------      --------
Other income:
   Investment advisory fees                                 463           444
   Service charges on deposit accounts                      296           284
   Credit card fees                                         163           164
   Trust fees                                                --           103
   Rental income                                             87            90
   Non-deposit investment fees                               64            75
   Derivative fair value adjustment                         (38)          110
   Gain (loss) on securities sold or written down,
   net                                                       --           (60)
   Gain on sale of Londonderry loans                        311            --
   Miscellaneous                                             42           103
                                                       --------      --------
         Total other income                               1,388         1,313
                                                       --------      --------
Operating expenses:
   Salaries and employee benefits                         1,852         2,237
   Occupancy and equipment                                  573           710
   Professional fees                                        261           491
   Data processing                                          165           181
   Credit card interchange                                   87            94
   ATM processing                                           108           104
   Advertising and marketing                                 39            87
   Telephone                                                 76            94
   Other general and administrative                         207           359
                                                       --------      --------
         Total operating expenses                         3,368         4,357
                                                       --------      --------
Income (loss) before income taxes                           787          (294)
Provision (benefit) for income taxes                        321          (111)
                                                       --------      --------
Net income (loss)                                      $    466      $   (183)
                                                       ========      ========
Weighted average common shares outstanding:
   Basic                                                  2,309         2,220
                                                       ========      ========
   Diluted                                                2,312         2,220
                                                       ========      ========
Earnings (loss) per share:
   Basic                                               $   0.20      $  (0.08)
                                                       ========      ========
   Diluted                                             $   0.20      $  (0.08)
                                                       ========      ========

          See accompanying notes to consolidated financial statements.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)
                   THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                      (In thousands, except per share data)

                                                                                       Accumulated
                                                       Additional                         Other
                                       Common           Paid-in        Retained       Comprehensive       Treasury
                                        Stock           Capital        Earnings           Loss             Stock           Total
                                        -----           -------        --------           ----             -----           -----
Balance at December 31, 2005            $2,240          $ 9,936          $8,054          $(1,159)           $(111)        $18,960
Comprehensive loss:
   Net loss                                                                (183)                                             (183)
   Unrealized loss on securities
     available-for-sale, net of
     reclassification adjustment
     and tax effect                                                                         (441)                            (441)
                                                                                                                          -------
       Total comprehensive loss                                                                                              (624)

Cash dividends declared
   ($.0.125 per share)                                                      (28)                                              (28)
                                        ------          -------          ------          -------            -----         -------
Balance at March 31, 2006               $2,240          $ 9,936          $7,843          $(1,600)           $(111)        $18,308
                                        ======          =======          ======          =======            =====         =======

Balance at December 31, 2006            $2,240          $ 9,936          $6,843          $(1,037)           $(111)        $17,871
Comprehensive income:
   Net income                                                               466                                               466
   Unrealized gain on securities
     available-for-sale, net of
     reclassification adjustment
     and tax effect                                                                          277                              277
                                                                                                                          -------
       Total comprehensive income                                                                                             743
Private placement of common stock
   (125,000 shares)                        125              822                                                               947
                                        ------          -------          ------          -------            -----         -------
Balance at March 31, 2007               $2,365          $10,758          $7,309          $  (760)           $(111)        $19,561
                                        ======          =======          ======          =======            =====         =======

          See accompanying notes to consolidated financial statements.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                 (In thousands)

                                                                        Three Months Ended March 31,
                                                                              2007        2006
                                                                            --------    --------
Cash flows from operating activities:
  Net income (loss)                                                         $    466    $   (183)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Provision (credit) for loan losses                                          (175)         --
    Depreciation and amortization of premises and equipment                      146         176
    Net amortization of securities, including certificates of deposit             49          38
    Derivative fair value adjustment                                              38        (133)
    Amortization of intangible assets                                             42          61
    Gain on sale of Londonderry loans                                           (375)         --
    Net change in other assets and other liabilities                             531         135
                                                                            --------    --------
        Net cash provided by operating activities                                722          94
                                                                            --------    --------
Cash flows from investing activities:
  Activity in available-for-sale securities:
    Purchases                                                                     --      (2,887)
    Sales                                                                      2,760          --
    Maturities, calls and paydowns                                             3,095       3,464
  Activity in held-to-maturity securities:
    Maturities, calls and paydowns                                                --       1,066
  Redemption of Federal Home Loan Bank stock                                   2,480          --
  Additions to premises and equipment, net                                      (614)       (343)
  Deferred payment for acquisition of de Burlo                                (1,188)         --
  Net cash received in the sale of Londonderry loans                          15,330          --
  Loan originations, net of repayments                                        10,213      (3,115)
                                                                            --------    --------
        Net cash provided (used) by investing activities                      32,076      (1,815)
                                                                            --------    --------
Cash flows from financing activities:
  Net decrease in deposits                                                   (11,957)     (5,724)
  Net (decrease) increase in short-term borrowings                            (2,608)     10,270
  Repayment of long-term borrowings                                              (72)       (326)
  Proceeds from private placement                                                947          --
  Net cash paid on sale of Cambridge branch                                   (4,127)         --
  Net premium on sale of Cambridge branch                                         84          --
   Cash dividends paid                                                            --         (28)
                                                                            --------    --------
        Net cash provided (used) by financing activities                     (17,733)      4,192
                                                                            --------    --------
Net increase (decrease) in cash and cash equivalents                          15,065       2,471
Cash and cash equivalents at beginning of period                              13,499      11,261
                                                                            --------    --------

Cash and cash equivalents at end of period                                  $ 28,564    $ 13,732
                                                                            ========    ========

Supplemental disclosures:
  Interest paid                                                             $  2,366    $  2,620
  Income taxes paid, net                                                          (9)         27

           See accompanying notes to consolidated financial statements

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (unaudited)

(1)   Basis of Presentation and Consolidation

      The accompanying unaudited consolidated financial statements include the accounts of First Ipswich Bancorp (the "Company"), its wholly owned-subsidiary, The First National Bank of Ipswich (the "Bank"), and the Bank's subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

      These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions for Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the entire year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been omitted. A summary of significant accounting policies followed by the Company is set forth in the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

      In July 2006 the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) which clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has implemented FIN48 with no resulting impact on the financial statements.

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

      The FASB has ratified EITF 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements," and EITF 06-10, "Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements," which address accounting for arrangements whereby the employer purchases a policy to insure the life of an employee, and separately enters into an agreement to split the policy benefits between the employer and the employee. These pronouncements, effective for fiscal years beginning after December 15, 2007, indicate that an obligation arises as a result of a substantive agreement with an employee to provide future postretirement benefits and that a liability should be recognized in accordance with applicable authoritative guidance. Management does not expect that such pronouncements will have a significant impact on the Company's consolidated financial statements.

(2)   Stockholders' Equity and Earnings per Share

      Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share represents income available to common stockholders divided by the sum of the weighted-average number of common shares outstanding and the weighted-average number of common stock equivalents for warrants associated the Company's private placement offering. The Company employs the treasury stock method to account for the warrants in the diluted earnings per share calculation.

(3)   Commitments

      At March 31, 2007, the Company had outstanding commitments to originate loans of $300,000. Unused lines of credit and open commitments available to customers at March 31, 2007 amounted to $41.6 million, of which $10.2 million related to construction loans, $11.0 million related to home equity lines of credit, $4.6 million related to credit card loans and $15.8 million related to other open commitments.

(4)   Segment Reporting

      Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the quarters ended March 31, 2007 and March 31, 2006 is below.

                                                      Investment    Consolidated
                                          Banking      Advisory        Totals
                                          -------      --------        ------
                                                 (Dollars in thousands)
March 31, 2007:
Net interest income                      $   2,592          --       $   2,592
Other revenue: external customers              925      $  463           1,388
Other expenses: external customers           3,154         214           3,368
Net income                                     317         149             466
Total assets                             $ 298,297      $4,206       $ 302,503

March 31, 2006:
Net interest income                      $   2,750          --       $   2,750
Other revenue: external customers              869      $  444           1,313
Other expenses: external customers           4,074         283           4,357
Net income (loss)                             (278)         95            (183)
Total assets                             $ 395,046      $2,813       $ 397,859

(5)   Divestitures

Cambridge, Massachusetts Branch

      On March 30, 2007 the Company sold its branch located in Cambridge, Massachusetts. Upon consummation of the sale, $16.7 million of deposits and repurchase agreements and $11.9 million of loans were transferred. A loss of $26,000 was recognized on the sale of the branch, which is included in other general and administrative expenses on the statement of operations.

Londonderry, New Hampshire Branch

      On February 5, 2007 the Company announced that it was closing its branch located in Londonderry, New Hampshire. In conjunction with that closing, in the first quarter of 2007 the Bank sold $15.0 million of commercial real estate loans and commercial loans. A net gain of $311,000 was recognized on the sale of the loans. The branch was closed on May 11, 2007.

(6)   Private Placement of Common Stock

      On January 26, 2007 the Company raised $1.0 million of new capital through a private placement of 125,000 shares of common stock. The net proceeds of the private placement totaled $947,000 after costs of $53,000. Net proceeds were invested as additional capital in the Company's primary subsidiary, The First National Bank of Ipswich.

      Each investor in private placement also received a warrant to purchase a number of shares of common stock equal to 20% of the shares subscribed for in such investor's subscription agreement. The warrants vested immediately, have a strike price of $8.00, and expire on January 26, 2010.

(7)  Income Taxes

      Deferred tax assets are evaluated to determine whether it is "more likely than not" that a tax return benefit would be realized when the deferred items reverse. Evaluation considerations include the availability of historical and projected taxable income to offset the deferred items in the periods they are expected to reverse. Management has determined that operational changes which have been made and are being made will generate sufficient income to allow for the recognition of the deferred tax assets. No valuation reserve was recorded as of March 31, 2007 or December 31, 2006.

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

Executive Summary

      First Ipswich Bancorp is a nationally-chartered commercial financial institution that historically has focused on Ipswich, MA and the surrounding communities. Over the past several years, however, the Company expanded beyond the eastern Essex County section of Massachusetts. In addition, the Company also expanded its product offerings over the past several years. In 2004, The de Burlo Group, a Boston-based investment management business was purchased, in 2005 a branch in Boston, MA was purchased, and in 2006 a de novo branch was opened in Portsmouth, NH. The Company's rapid expansion failed to generate revenue streams sufficient to cover increasing levels of overhead costs. Accordingly, the Company reported four consecutive quarterly losses through September 30, 2006.

      The Bank signed a Formal Agreement with the Office of the Comptroller of the Currency on June 28, 2006. The Agreement requires the Bank to achieve higher capital levels, retain competent management, develop a new strategic plan, adopt a new interest rate risk management plan, and improve liquidity and profitability. Specifically, the Bank was required by December 31, 2006, to raise its Tier 1 capital to average assets ratio to a minimum of 8%, the Tier 1 capital to risk-weighted assets ratio to a minimum of 10%, and the total capital to risk-weighted assets ratio to a minimum of 11%. The Bank has exceeded the minimum ratios, as listed in the Formal Agreement, since February 28, 2007.

      As part of the Formal Agreement, the Company developed and implemented a strategic plan during the second half of 2006 and first half of 2007. A primary goal of the plan was to evaluate operations and identify locations and business lines which were not enhancing the profitability of the Company. In 2007, the Company sold it Cambridge branch, raised $1 million in capital through a private placement offering, sold $15.0 million of loans, and closed its Londonderry branch, the last major initiative of the strategic plan to be completed.

      The Company recognized net income of $466,000 for the quarter ended March 31, 2007 as compared to $302,000 for the quarter ended December 31, 2006. This improvement in profitability was driven by the implementation of the strategic plan, the foundation of which is a focused and disciplined approach to managing the Company. The Bank's profitability will be a key factor in the OCC's evaluation of the appropriateness of relieving the Bank of the Formal Agreement.

      A primary objective for the Company going forward is to become a highly profitable community bank. One of the ways by which this will be accomplished is a focused effort to grow the small business client base which will generate new loans and deposits. In addition, the Company continues to evaluate expenses for additional reductions that can be achieved without unduly impacting the high level of customer service the Company provides through its branches in Beverly, Boston, Essex, Gloucester, Ipswich, Newburyport, and Rowley, Massachusetts and Portsmouth, New Hampshire.

      The Company is committed to a focused and disciplined approach to return the Company to consistent profitability. While significant progress has been made to reduce expenses, additional effort is needed to restore net income to an acceptable level. Earnings are expected to be weak in the second quarter of 2007. The focus has shifted from right-sizing the Bank (to meet the capital requirements of the Formal Agreement) to implementing a plan to enhance profitability.

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

Comparison of Financial Condition at March 31, 2007 versus December 31, 2006

      Total assets were $302.5 million at March 31, 2007 as compared to $332.8 million at December 31, 2006. The decrease of $30.3 million or 9% in total assets was primarily driven by the sale of $15.0 million of loans associated with our Londonderry branch and $12.0 million of loans associated with the sale of our Cambridge branch. A key element of the Company's strategic plan required shrinking the balance sheet in order to improve capital ratios.

Loans

      Total net loan balances were $198.0 million at March 31, 2007, a decrease of $36.9 million or 16%, from $234.9 million at December 31, 2006. The decrease in total net loans was primarily driven by the aforementioned sales. Commercial real estate loans decreased $28.7 million or 27% to $78.3 million at March 31, 2007 from $107.0 million at December 31, 2006. Commercial loans decreased $10.0 million or 23% to $34.4 million at March 31, 2007 from $44.4 million at December 31, 2006. The Bank's lending activities are focused in northeastern Massachusetts and southern New Hampshire and are diversified by loan types and industries. The Bank continues to focus on originating high quality loans.

      The following table presents the composition of the Bank's loan portfolio by type of loan at the dates indicated.

                                                     March 31,      December 31,
                                                       2007             2006
                                                     ---------      ------------
                                                       (Dollars in thousands)

      Real estate mortgage loans:
          Commercial                                 $  78,267        $ 106,965
          Residential                                   53,862           54,898
          Construction                                  22,481           19,414
          Equity lines of credit                         9,189            9,520
      Commercial loans                                  34,442           44,442
      Consumer loans                                     1,508            1,599
                                                     ---------        ---------
            Total loans                                199,749          236,838
      Net deferred origination fees                        (99)            (121)
      Allowance for loan losses                         (1,647)          (1,827)
                                                     ---------        ---------
            Loans, net                               $ 198,003        $ 234,890
                                                     =========        =========

Asset Quality and Allowance for Loan Losses

      The table below summarizes certain key ratios regarding the quality of the Bank's loan portfolio:

                                                    March 31,      December 31,
                                                      2007             2006
                                                    ---------      ------------
                                                      (Dollars in thousands)
      Non-accrual loans                               $  --           $  --
      Troubled debt restructurings                       --              --
      Loans past due 90 days or more and still
         accruing                                         3               3
      Non-accrual loans to total loans                 0.00%           0.00%
      Non-performing assets to total assets            0.00%           0.00%
      Allowance for loan losses as a percentage
         of total loans                                0.82%           0.77%

      For the three months ended March 31, 2007, the Company recorded a negative provision for loan losses of $175,000, charge-offs of $6,000, and recoveries of $1,000. The allowance for loan losses balance was $1,647,000 at March 31, 2007, a decrease of $180,000 since December 31, 2006. The negative provision for loan losses for the quarter ended March 31, 2007 was driven by a decrease in the size of the Company's loan portfolio over the past several months. Management considers the loan loss allowance to be adequate to provide for potential loan losses.

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

Investment Securities

      Total investment securities, which includes certificates of deposit, available-for-sale securities and Federal Home Loan Bank and Federal Reserve Bank stock totaled $54.0 million as of March 31, 2007, a decrease of $8.0 million, or 13%, from $62.0 million at December 31, 2006. The Bank has classified all securities as available-for-sale since September 2006.

      The Bank sold a restructured asset-backed security during the first quarter of 2007. During the fourth quarter of 2006 the security had been deemed to be other-than-temporarily impaired and was written down to fair market value. No gain or loss was recognized on the subsequent sale of the security. In addition, given the reduced levels of Federal Home Loan Bank borrowings, the Bank was required to reduce the amount of Federal Home Loan Bank stock it owned.

      Investment securities may be sold for a variety of reasons, including, but not limited to, swapping into other investment sectors with greater perceived relative value, neutralizing interest rate risk created by loan, deposit, or borrowed funds activity, and managing the level of qualifying collateral for borrowing purposes.

      The following table presents the composition of the Company's available-for-sale securities portfolios at the dates indicated

                                                  March 31, 2007          December 31, 2006
                                              ---------------------     ---------------------
                                              Amortized     Fair        Amortized     Fair
                                                 Cost       Value          Cost       Value
                                              ---------   ---------     ---------   ---------
                                                           (Dollars in thousands)
Securities available-for-sale:
Mortgage-backed securities                    $  34,481   $  33,386     $  39,391   $  38,307
Government-sponsored enterprise
   obligations                                    9,545       9,367        10,550      10,293
Corporate bonds                                   1,853       1,990         1,845       1,745
Municipal bonds                                   3,738       3,606         3,756       3,617
                                              ---------   ---------     ---------   ---------
      Total securities available-for-sale     $  49,617   $  48,349     $  55,542   $  53,962
                                              =========   =========     =========   =========

Real Estate Held for Sale

      Real estate held for sale consists of the land and building acquired in the Boston branch acquisition and a parcel of land behind the Company's main office. The properties are being carried at the lower of depreciated cost or the estimated fair value less selling costs. A valuation allowance has been established as appropriate.

Deposits

      Deposit balances totaled $241.6 million as of March 31, 2006, a decrease of $27.3 million, or 10%, from $268.9 million as of December 31, 2006. The majority of the decrease was driven by a $23.7 million decline in certificates of deposit. The decline in certificates of deposit was the result of promotional certificate of deposit balances running off and the sale of our branch in Cambridge, Massachusetts. The sale of our Cambridge branch resulted in a reduction in total deposits (including certificates of deposit) of $15.4 million.

      As part of its strategic plan, the Company is pursing small business owners in its geographic footprint that do not utilize its services. The Company is hopeful that these efforts will result in new relationships that will result in additional core deposits.

      The following table summarizes the composition of the Bank's deposit balances at the dates indicated.

                                                    March 31,       December 31,
                                                      2007              2006
                                                    ---------       ------------
                                                      (Dollars in thousands)
Demand                                               $ 39,725         $ 42,682
NOW                                                    33,590           34,537
Regular savings                                        27,943           29,837
Money market deposits                                  51,146           48,868
Term certificates                                      89,238          112,944
                                                     --------         --------
                                                     $241,642         $268,868
                                                     ========         ========

Borrowings

      Short-term borrowings were $9.8 million as of March 31, 2007, a decrease of $3.9 million, or 29% from $13.7 million as of December 31, 2006. The contraction related to repurchase agreements which declined $3.9 million or 29% from $13.7 million as of December 31, 2006. The decline in repurchase agreements was driven by lower balances in customer sweep accounts. The period-ending balances for long-term borrowings were flat at $16.0 million.

Stockholder's Equity

      Total stockholder's equity increased to $19.6 million as of March 31, 2007 from $17.9 million as of December 31, 2006. The increase was driven by: $947,000 of net proceeds from the Company's private placement, year to date net income of $466,000 and improvement in the accumulated other comprehensive loss account of $277,000 associated with an unrealized loss, net of tax, on available-for-sale securities.

Comparison of Operating Results for the Three Months Ended March 31, 2007
and 2006

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

      Net income for the three months ended March 31, 2007 was $466,000 versus a net loss of $183,000 for the three months ended March 31, 2006, an improvement of $649,000. The improvement in earnings is primarily attributable to $989,000 decrease in non-interest expenses, a $311,000 gain on the sale of loans, and a $175,000 negative provision for loan losses.

Interest and Dividend Income

      Total interest and dividend income for the three months ended March 31, 2007 was $4.9 million, a decrease of $.5 million from the three months ended March 31, 2006. The decrease was primarily driven by lower levels of earning assets. For the three months ended March 31, 2007 average earning assets were $294.4 million versus $361.5 million for the three months ended March 31, 2006. The lower level of earning assets is a direct result from the implementation of the Company's strategic plan. Average investment securities declined by $68.7 million while average loans declined by $10.4 million. Partially mitigating the lower level of average earning assets was a favorable change in the mix of assets, as well as higher yields on the average earning assets. The average yield on average earning assets during the first quarter of 2007 was 6.77% as compared to the 6.02% for the first quarter of 2007.

Interest Expense

      Interest expense was $2.3 million for the quarter ended March 31, 2007; this represents a $298,000 decrease from the same quarter of 2006. The majority of the decline is attributable to lower levels of average wholesale funding which decreased by $80.3 million versus the same quarter of 2006. The average rate paid for interest-bearing liabilities was 3.59% for the three months ended March 31, 2007 versus 3.24% for the three months ended March 31, 2006.

      Interest expense on interest-bearing deposits for the three months ended March 31, 2007 increased by $583,000 to $1.7 million as compared to the same quarter of 2006. This increase was primarily due to an increase in the average rate paid for interest-bearing deposits and change in the mix of deposits. The average rate paid on deposits increased to 3.19% from 2.27% in the first quarter of 2006. The Bank's average interest-bearing deposit balances for the three months ended March 31, 2007 totaled $221.6 million, a $13.9 million increase as compared to the same quarter of 2006. A shift in average deposit balances from lower cost savings, NOW, and money market accounts to higher cost certificates of deposit, also contributed to the increase in the average rate paid for interest-bearing deposits.

      Interest expense on borrowed funds, including subordinated debentures, for the quarter-ended March 31, 2007, decreased by $881,000 to $577,000 as compared to the quarter-ended March 31, 2006. The decrease was primarily due to significantly lower average levels of FHLB advances.

Net Interest Income

      Net interest income for the three months ended March 31, 2007 decreased by $158,000 to $2.6 million as compared to $2.8 million for the three months ended March 31, 2006. The decline in net interest income was driven by an overall shrinkage of the Company's balance sheet. Average total assets for the three months ended March 31, 2007 were $326.0 million versus $393.4 million for the same quarter in 2006. While net interest income declined, net interest margin improved. Net interest margin was 3.57% for the three months ended March 31, 2007 versus 3.08% for the same quarter of 2006, an improvement of 49 basis points. The reduction in investment securities coupled with the reduction in wholesale funding drove the improvement in net interest margin.

Average Balances and Yields

      The following table presents a summary of the Company's interest-earning assets and their average yields, and interest-bearing liabilities and their average rates for the three months ended March 31, 2007 and March 31, 2006. The average balances are derived from average daily balances.

                                                                          Three Months Ended March 31,
                                         -------------------------------------------------------------------------------------------
                                                            2007                                             2006
                                         --------------------------------------------     ------------------------------------------
                                          Interest                                         Interest
                                           Income/       Average      Average Rate          Income/       Average      Average Rate
                                           Expense       Balance      Earned/Paid           Expense       Balance      Earned/Paid
                                         -------------------------------------------------------------------------------------------
                                                                             (Dollars in thousands)
Assets:
Interest-earning assets:
     Short-term investments                $  190       $ 15,688          4.90%              $   47       $  3,678           5.18%
  Investment securities:
    Taxable                                   524         50,114          4.13%               1,160        107,620           4.37%
    Tax-exempt                                 24          3,750          2.55%                 128         14,957           3.47%
  Loans, net                                4,176        224,859          7.53%               4,035        235,268           6.96%
                                         -----------------------                           -----------------------
    Total interest-earning assets           4,914        294,411          6.77%               5,370        361,523           6.02%
                                         --------                                          --------
Noninterest-earning assets                                31,588                                            31,831
                                                      ----------                                        ----------
Total assets                                             325,999                                           393,354
                                                      ==========                                        ==========

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
  Savings                                      34         29,224          0.48%                  42         34,146           0.50%
  NOW                                          36         34,780          0.42%                   8         36,585           0.09%
  MMDA                                        456         53,103          3.48%                 402         56,108           2.91%
  CD's                                      1,219        104,467          4.73%                 710         80,811           3.56%
                                         -----------------------                           -----------------------
    Total interest-bearing deposits         1,745        221,574          3.19%               1,162        207,650           2.27%
  Federal Home Loan Bank advances             228         16,009          5.77%               1,090         95,239           4.64%
  Subordinated debentures                     227         13,000          7.07%                 224         13,000           6.99%
  Other borrowed funds                        122         11,443          4.31%                 144         12,501           4.67%
                                         -----------------------                           -----------------------
    Total interest-bearing liabilities      2,322        262,026          3.59%               2,620        328,390           3.24%
                                         --------                                          --------
Noninterest-bearing deposits                              42,685                                            45,046
Other noninterest-bearing liabilities                      2,563                                             1,126
                                                      ----------                                        ----------
Total liabilities                                        307,274                                           374,562
Total stockholders' equity                                18,725                                            18,792
                                                      ----------                                        ----------
Total liabilities and stockholders'
     equity                                             $325,999                                          $393,354
                                                      ==========                                        ==========

Net interest income                        $2,592                                            $2,750
                                         ========                                          =========
Interest rate spread                                                      3.18%                                              2.78%
                                                                     ==========                                         ==========
Net interest margin                                                       3.57%                                              3.08%
                                                                     ==========                                         ==========

Non-interest Income

      Total non-interest income increased $75,000 to $1,388,000 for the three months ended March 31, 2007 as compared to the same quarter of 2006. The first quarter of 2007 benefited from a $311,000 gain on sale of loans, slightly higher levels of investment advisory fees and service charges on deposits, which was offset by a loss in value of investment securities tied to the performance of equity markets and a reduction of trust fee income. The Company owns three investments which have returns indexed to returns of various equity market indicies. The change in valuation of the embedded equity options is recorded as miscellaneous non-interest income. The net change recorded in the first quarter of 2006 was a gain of $110,000 versus a loss $38,000 in the same quarter of 2007. In addition, $103,000 of trust fees were recorded in the first quarter of 2006 versus none in the first quarter of 2007. The Company sold the trust division in the fourth quarter of 2006. The first quarter of 2006 also includes a loss of $60,000 on the sale of securities.

Non-interest Expense

      Total operating expenses decreased by $989,000 to $3.4 million for the three months ended March 31, 2007 as compared to the same quarter of 2006. Salaries and employee benefits decreased by $385,000 to $1.9 million due primarily to a reduction in headcount. Occupancy and equipment expenses decreased $137,000 to $573,000 for the three months ended March 31, 2007. The decrease was primarily attributable to the absence of branch decommissioning charges and lower levels of depreciation. Professional fees decreased $230,000 to $261,000 for the three months ended March 31, 2007 due primarily to decreased expenses associated with regulatory matters, lower levels of placement agency fees, and the absence of professional services required in 2006 while the Company's chief financial officer position was vacant. Other general and administrative expenses decreased $152,000 to $207,000 for the three months ended March 31, 2007 primarily due to lower levels of expense associated with training, meals and entertainment, and office supplies.

Income Taxes

      For the quarter ended March 31, 2007 the Company recorded a net provision for income taxes of $321,000 versus a net benefit for income taxes of $111,000 for the same quarter of 2006. The shift to provision for income taxes from benefit for income taxes was driven by a $1,081,000 improvement in pre-tax income.

      Deferred tax assets are evaluated to determine whether it is "more likely than not" that a tax return benefit would be realized when the deferred items reverse. Evaluation considerations include the availability of historical and projected taxable income to offset the deferred items in the periods they are expected to reverse. Management has determined that operational changes which have been made and are being made will generate sufficient income to allow for the recognition of the deferred tax assets. No valuation reserve was recorded as of March 31, 2007 or December 31, 2006.

Asset/Liability Management

      A principal operating objective of the Bank is to produce stable earnings by achieving a favorable interest rate spread that can be sustained during fluctuations in prevailing interest rates. Since the Bank's principal interest-earning assets generally have longer terms to maturity than its primary source of funds, i.e., deposit liabilities, increases in general interest rates will generally result in an increase in the Bank's cost of funds before the yield on its asset portfolio adjusts upward. A continual trade-off, which is managed and monitored on an ongoing basis, exists between exposure to interest rate risk and current income. In general, during periods with a normalized yield curve, a wider mismatch between the re-pricing periods of interest rate sensitive assets and liabilities can produce higher current net interest income. The management of interest rate risk considers several factors, including, but not limited to, the nature and extent of actual and anticipated embedded options and other attributes of the balance sheet, the perceived direction of market interest rates, and the risk appetite of management and the Asset/Liability Management Committee ("ALCO"). Members of the ALCO consist of the chief executive officer, the chief financial officer, the senior loan officer, the SVP of Operations and IT and the SVP of Retail Banking, one board member and others. The Committee discusses the asset/liability mix on the balance sheet and reviews exposures to changes in interest rates.

      Certain retail strategies were implemented in 2006 to generate deposit growth, particularly in new markets. As a result of significant new deposit funds, the Bank was able to pay down Federal Home Loan Bank (FHLB) advances and improve the Bank's liquidity position.

      The principal strategies management utilizes to manage interest rate risk with respect to the loan portfolio is associated with pricing and structure. Although loans originated at relative low points in the interest rate cycle produce lower short-term yields than those originated at higher points in the rate cycle, prepayments into low rates occur more rapidly on higher rate loans as the incentive to refinance is apparent. The Company has not positioned itself as a market leader with respect to pricing long-term fixed-rate residential mortgages in the current environment. However, the Company has and will continue to originate fixed-rate loans for its portfolio in order to serve its customers, preferring ten or fifteen year final maturities. Additional strategies employed to mitigate loan interest rate risk in this environment include targeting shorter amortization periods, increasing the frequency of interest rate resets or shortening the period of time until the first interest rate reset date, and encouraging the origination of floating rate loans.

      On an ongoing basis, management analyzes the pros and cons of positioning with a narrower or wider interest rate mismatch and whether an asset sensitive or liability sensitive balance sheet is targeted and to what degree. This analysis considers, but is not limited to, originating adjustable- and fixed-rate mortgage loans, managing the cost and structure of deposits, analyzing actual and projected asset cash flow, considering the trade-offs of short versus long-term borrowings, and reviewing the pros and cons of certain investment security sectors. The Company primarily relies upon the investment securities portfolio to balance the interest rate risks produced by retail loan and deposit activity. The interest rate risk of the balance sheet in varying interest rate scenarios has been reduced over the past several quarters as management has positioned the net interest income stream for reduced volatility regardless of the direction of interest rates.

      On a quarterly basis, an outside advisor performs financial modeling of the balance sheet using certain industry data assumptions. The output from the models, which project the Company's financial performance over certain periods under certain interest rate environments, are reviewed and analyzed as a basis for targeting certain product structures in the future, as well as commenting on pricing decisions in order to encourage or discourage customer choices. While Management is currently pleased with the interest rate sensitivity position of the Bank, there is no guarantee that the Bank will be able to continue to generate low cost deposits and gather high yielding assets.

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

      The Bank liquidity contingency plan calls for the Bank to manage loan originations and the level of the investment portfolio as well as FHLBB advance availability so that deposit flows can be accommodated.

      The Bank utilizes advances from the Federal Home Loan Bank of Boston (the "FHLBB") primarily in connection with its management of the interest rate sensitivity of its assets and liabilities, to complement or supplement the volume of retail funding, as well as to selectively capitalize on leverage opportunities. Total advances outstanding at March 31, 2007 amounted to $16.0 million. The Bank's ability to borrow from the FHLBB is dependent upon the amount and type of collateral the Bank has to secure the borrowings. Such collateral consists of, but is not limited to, one-to-four family owner-occupied residential mortgage loans and occupied residential mortgage loans and government-sponsored enterprise obligations. As of March 31, 2007, the Bank's total borrowing capacity through the FHLBB was $45.3 million. The Bank has additional capacity to borrow through such instruments as repurchase agreements utilizing federal agency obligations and mortgage-backed securities as collateral, as well as brokered deposits. The Formal Agreement does require that the Bank get permission of the OCC and FDIC prior to accepting brokered deposits.

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

      At March 31, 2007, the Bank and the Company exceed all regulatory capital requirements applicable to them. The table below presents the capital ratios at March 31, 2007, for the Bank and Bancorp, as well as the minimum regulatory requirements.

                                                                                                       Minimum Capital
                                                                                Minimum                  Requirements
                                                      Actual             Capital Requirements              Per OCC
                                              -----------------------    ----------------------    -------------------------
                                                Amount        Ratio        Amount        Ratio       Amount          Ratio
                                              ----------    ---------    ----------    --------    ----------      ---------
                                                                         (Dollars in thousands)
Bank:
  Total capital to risk-weighted assets         $26,949       13.3%        $17,193       8.0%        $23,640         11.0%
  Tier 1 capital to risk-weighted assets         28,596       12.5           8,596       4.0          21,491         10.0
  Tier 1 capital to average assets               28,596        8.4          12,866       4.0          25,733          8.0

Consolidated:
  Total capital to risk-weighted assets         $30,061       13.9%        $17,269       8.0%           N/A           N/A
  Tier 1 capital to risk-weighted assets         22,187       10.3           8,635       4.0            N/A           N/A
  Tier 1 capital to average assets               22,187        6.9          12,908       4.0            N/A           N/A

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

      Lending commitments include commitments to originate loans and to fund unused lines of credit. The Bank evaluates each customer's creditworthiness on a case-by-case basis. At March 31, 2007, the Bank had $300,000 of outstanding commitments to originate loans and $41.6 million of unused lines of credit. The Bank anticipates that it will have sufficient funds available to meet these commitments, though some commitments may expire and many unused lines are not drawn upon.

Business Risks

The Bank is subject to a Formal Agreement with the OCC.

      The Bank is subject to a Formal Agreement dated June 28, 2006 with the OCC. The direct costs of compliance include legal and consulting fees, higher FDIC insurance rates, and staffing costs, which all decrease earnings and reduce the capital base. Other costs include significant dedication of resources that shift the focus of the organization away from growing the customer base to ensuring that heightened regulatory demands are satisfied. The agreement requires the Bank to obtain approval from the OCC prior to paying dividends and restricts the ability of the Bank to pursue certain growth opportunities. In addition, it requires the Bank to maintain higher levels of capital than other financial institutions without similar regulatory issues.

      The Bank has achieved the initial requirements of the agreement, including achieving higher capital ratios (which were achieved on February 28, 2007). The principal initial requirements were that the Board would achieve higher capital ratios as part of a new three-year capital program, retain competent management, develop a new three-year strategic plan, adopt a new interest rate management plan, improve liquidity, and establish a Compliance Committee.

      The Board is required to ensure adherence on an ongoing basis to the three-year strategic and capital plans and to perform its other obligations under the agreement. The failure of the Board to ensure such adherence or perform such obligations could result in further regulatory actions by the OCC, which would have a materially adverse financial effect on the Bank and the Company.

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

Implementation of Sarbanes-Oxley Section 404

      The regulations implementing Section 404 of the Sarbanes-Oxley Act of 2002 will require us to provide our assessment of the effectiveness of our internal control over financial reporting beginning with our Annual Report on Form 10-KSB for the fiscal year ending December 31, 2007. Our independent auditors will be required to confirm in writing whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects, and separately report on whether they believe we maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008.

      We believe that we currently have adequate controls over financial reporting and that any weakness identified in our internal controls will not be material. We cannot assure you that we will not discover material weaknesses in our internal controls. We also cannot assure you that we will complete the process of our evaluation and the auditors' attestation on time. If a material weakness is discovered, corrective action may be time consuming, costly and further divert the attention of management and its resources. The disclosure of a material weakness, even if quickly remedied, could reduce the market's confidence in our financial statements and lower the stock price, especially if a restatement of financial statements for past periods were to be necessary.

The Bancorp is dependent upon the Bank for cash to pay interest on subordinated debentures.

      The Bancorp raised capital by issuing trust preferred stock which is supported by subordinated debentures. The Bancorp's primary source of cash to pay the interest on the subordinated debentures is the Bank. The Agreement with the OCC requires that the OCC grant approval prior to the Bank declaring dividends to its parent, Bancorp. The OCC's withholding of permission to pay a dividend could cause the Bancorp to make an election to defer interest payments on the subordinated debentures unless an alternative source of cash is identified. No assurance can be given that the OCC will approve future dividends to the Bancorp.

      The Bancorp had $498,000 of cash on hand at March 31, 2007. This amount is sufficient to make interest payments on subordinated debentures, at current prevailing rates, through September 2007.

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

PART II -- OTHER INFORMATION

ITEM 1. Legal Proceedings

      There have been no material changes in legal proceedings from the information provided in Item 3, "Legal Proceedings" of the Company's Annual Report on Form 10KSB for the year ended December 31, 2006.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

        As previously disclosed in the Company's Form 8-K filed on January 26, 2007, the contents of which are incorporated herein by reference, the Company raised a total of $1,000,000 through a private offering of common stock and warrants to accredited investors in the first quarter of 2007.

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


                                       FIRST IPSWICH BANCORP

Date: May 15, 2007                     By: /s/ Russell G. Cole
                                           -----------------------
                                           Russell G. Cole
                                           President and Chief Executive Officer

Date: May 15, 2007                     By: /s/ Timothy L. Felter
                                           -----------------------
                                           Timothy L. Felter
                                           Senior Vice President,
                                           Chief Financial Officer, and
                                           Treasurer