Form 10QSB
period 2007-06-30
FIRST IPSWICH BANCORP /MA
filed 2007-08-14
CIK 885979

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                   FORM 10-QSB

                              ---------------------

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2007

|_| TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________ to ___________

                        Commission File Number 333-114018

                              ---------------------

                              First Ipswich Bancorp
        (Exact name of small business issuer as specified in its charter)

                              ---------------------

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

                              ---------------------

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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: At July 31, 2007, there were 2,344,630 shares of common stock issued and outstanding, par value $1.00 per share.

      Transitional Small Business Disclosure Format (Check one): YES |_| NO |X|

================================================================================

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES
                                   FORM 10-QSB

                                      Index

                                                                            Page
PART I   FINANCIAL INFORMATION


Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 2007 and
         December 31, 2006                                                     3

         Consolidated Statements of Operations for the quarter and
         six months ended June 30, 2007 and 2006                               4

         Consolidated Statements of Changes in Stockholders' Equity
         for the six months ended June 30, 2007 and 2006                       5

         Consolidated Statements of Cash Flows for the six months ended
         June 30, 2007 and 2006                                                6

         Notes to Consolidated Financial Statements                            7


Item 2. Management's Discussion and Analysis                                  10


Item 3.  Controls and Procedures                                              28


PART II  OTHER INFORMATION


Item 1.  Legal Proceedings                                                    29


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          29


Item 3.  Defaults upon Senior Securities                                      29


Item 4.  Submission of Matters to a Vote of Security Holders                  29


Item 5.  Other Information                                                    29


Item 6.  Exhibits                                                             30

         Signatures                                                           30

PART I--FINANCIAL INFORMATION

ITEM 1. Financial Statements

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (unaudited)
                        (In thousands, except share data)

                                                                   June 30,     December 31,
                                                                     2007           2006
                                                                 -----------    -----------
ASSETS
------
Cash and due from banks                                          $    11,118    $    11,335
Federal funds sold and interest bearing accounts                      19,760          2,164
                                                                 -----------    -----------
      Total cash and cash equivalents                                 30,878         13,499
                                                                 -----------    -----------

Certificates of deposit                                                3,420          3,378
Securities available-for-sale, at fair value                          43,554         53,962
Federal Home Loan Bank stock, at cost                                  1,447          3,927
Federal Reserve Bank stock, at cost                                      774            774
Loans, net of allowance for loan losses of $1,541 and $1,827         196,552        234,890
Real estate held for sale, net                                         6,344          5,727
Premises and equipment, net                                            3,645          4,099
Goodwill                                                               3,641          3,641
Other intangible assets                                                1,226          1,761
Other assets                                                           6,766          7,117
                                                                 -----------    -----------

Total assets                                                     $   298,247    $   332,775
                                                                 ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits                                                         $   234,797    $   268,868
Short-term borrowings                                                 12,976         13,720
Long-term borrowings                                                  15,903         16,047
Subordinated debentures                                               13,000         13,000
Other liabilities                                                      2,156          3,269
                                                                 -----------    -----------

Total liabilities                                                    278,832        314,904
                                                                 -----------    -----------

Stockholders' equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized,
   none issued                                                            --             --
Common stock, $1.00 par value; 4,000,000 shares authorized,
   2,365,120 and 2,240,120 shares issued at June 30, 2007 and
   December 31, 2006                                                   2,365          2,240
Additional paid-in capital                                            10,792          9,936
Retained earnings                                                      7,362          6,843
Accumulated other comprehensive loss                                    (993)        (1,037)
Treasury stock, at cost  (20,490 shares)                                (111)          (111)
                                                                 -----------    -----------

Total stockholders' equity                                            19,415         17,871
                                                                 -----------    -----------

Total liabilities and stockholders' equity                       $   298,247    $   332,775
                                                                 ===========    ===========

          See accompanying notes to consolidated financial statements.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                      (In thousands, except per share data)

                                                          Quarter Ended         Six Months Ended
                                                             June 30,               June 30,
                                                      --------------------    --------------------
                                                        2007        2006        2007        2006
                                                      --------    --------    --------    --------
Interest and dividend income:
   Interest and fees on loans                         $  3,639    $  4,327    $  7,815    $  8,362
   Interest on debt securities:
      Taxable                                              408       1,085         896       2,146
      Tax-exempt                                            21         127          45         255
   Dividends on equity securities                           95           9         132         108
   Other interest                                          245          70         434         117
                                                      --------    --------    --------    --------
         Total interest and dividend income              4,408       5,618       9,322      10,988
                                                      --------    --------    --------    --------
Interest expense:
   Interest on deposits                                  1,512       1,736       3,257       2,898
   Interest on borrowed funds                              350       1,048         700       2,282
   Interest on subordinated debentures                     243         234         470         458
                                                      --------    --------    --------    --------
         Total interest expense                          2,105       3,018       4,427       5,638
                                                      --------    --------    --------    --------
Net interest income                                      2,303       2,600       4,895       5,350
Provision (credit) for loan losses                         (85)         65        (260)         65
                                                      --------    --------    --------    --------
Net interest income after provision for loan losses      2,388       2,535       5,155       5,285
Other income:
   Investment advisory fees                                477         440         940         884
   Service charges on deposit accounts                     291         299         587         583
   Credit card fees                                        146         196         309         360
   Trust fees                                               --         107          --         210
   Non-deposit investment fees                              70          81         134         156
   Derivative fair value adjustment                        205         (30)        167         102
   Gain (loss) on securities sold or written
     down, net                                              --          11          --         (49)
   Gain on sale of loans, net                               --          --         311          --
   Rental income                                            64          99         151         189
   Valuation reserve for real estate held for sale          --        (286)         --        (286)
   Miscellaneous                                            85          69         127         150
                                                      --------    --------    --------    --------
         Total other income                              1,338         986       2,726       2,299
                                                      --------    --------    --------    --------
Operating expenses:
   Salaries and employee benefits                        1,819       2,372       3,671       4,609
   Occupancy and equipment                                 510         645       1,083       1,355
   Professional fees                                       372         388         633         879
   Credit card interchange                                  60         148         147         242
   Advertising and marketing                                47         246          86         333
   Data processing                                         174         171         339         352
   ATM processing                                           96         110         204         214
   Telephone                                                66          97         142         191
   FDIC insurance                                          277           8         285          17
   Other general and administrative                        213         339         412         689
                                                      --------    --------    --------    --------
         Total operating expenses                        3,634       4,524       7,002       8,881
                                                      --------    --------    --------    --------
Income (loss) before income taxes                           92      (1,003)        879      (1,297)

Provision (benefit) for income taxes                        39        (354)        360        (465)
                                                      --------    --------    --------    --------
Net income (loss)                                     $     53    $   (649)   $    519    $   (832)
                                                      ========    ========    ========    ========
Weighted average common shares outstanding:
   Basic                                                 2,345       2,220       2,327       2,220
                                                      --------    --------    --------    --------
   Diluted                                               2,348       2,220       2,330       2,220
                                                      --------    --------    --------    --------
Earnings (loss) per share:
   Basic                                              $   0.02    $  (0.29)   $   0.22    $  (0.37)
                                                      ========    ========    ========    ========
   Diluted                                            $   0.02    $  (0.29)   $   0.22    $  (0.37)
                                                      ========    ========    ========    ========

          See accompanying notes to consolidated financial statements.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)
                     SIX MONTHS ENDED June 30, 2007 AND 2006
                      (In thousands, except per share data)

                                                                                  Accumulated
                                                      Additional                      Other
                                                       Paid-in       Retained     Comprehensive     Treasury
                                     Common Stock      Capital       Earnings         Loss           Stock         Total
                                     ------------     ----------     --------     -------------     --------     --------
Balance at December 31, 2005            $2,240         $ 9,936       $ 8,054        $(1,159)         $(111)      $ 18,960
Comprehensive loss:
    Net loss                                --              --          (832)            --             --           (832)
    Unrealized loss on securities
      available-for-sale, net of
      reclassification adjustment
      and tax effect                        --              --            --           (793)            --           (793)
                                                                                                                 --------
        Total comprehensive loss            --              --            --             --             --         (1,625)
Cash dividends declared
   ($.025 per share)                        --              --           (55)            --             --            (55)
                                        ------         -------       -------        -------          -----       --------
Balance at June 30, 2006                $2,240         $ 9,936       $ 7,167        $(1,952)         $(111)      $ 17,280
                                        ======         =======       =======        =======          =====       ========
Balance at December 31, 2006            $2,240         $ 9,936       $ 6,843        $(1,037)         $(111)      $ 17,871

Comprehensive income:
    Net income                              --              --           519             --             --            519
    Unrealized gain on securities
      available-for-sale, net of
      reclassification adjustment
      and tax effect                        --              --            --             44             --             44
                                                                                                                 --------
        Total comprehensive income          --              --            --             --             --            563
Stock option expense                        --              34            --             --             --             34
Private placement of common stock
   (125,000 shares)                        125             822            --             --             --            947
                                        ------         -------       -------        -------          -----       --------
Balance at June 30, 2007                $2,365         $10,792       $ 7,362        $  (993)         $(111)      $ 19,415
                                        ======         =======       =======        =======          =====       ========

          See accompanying notes to consolidated financial statements.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                 (In thousands)

                                                                                  Six Months Ended June 30,
                                                                                     2007         2006
                                                                                   --------     --------
Cash flows from operating activities:
   Net income (loss)                                                               $    519     $   (832)
   Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
     Provision (credit) for loan losses                                                (260)          65
     Depreciation and amortization of banking premises and equipment                    288          330
     Losses (gains) on sales and calls of securities, sold or written down, net          --           49
     Net amortization of securities, including certificates of deposit                   91          110
     Valuation reserve for real estate held for sale                                     --          286
     Derivative fair value adjustment                                                  (167)        (102)
     Amortization of core deposit intangible                                             84           76
     Premium on sale of loans                                                          (375)          --
     Stock option expense                                                                34           --
     Net change in other assets and other liabilities                                   451         (305)
                                                                                   --------     --------
         Net cash provided(used)  by operating activities                               665         (323)
                                                                                   --------     --------
Cash flows from investing activities:
   Activity in available-for-sale securities:
     Purchases                                                                           --       (2,887)
     Sales                                                                            2,760          101
     Maturities, calls and paydowns                                                   7,590        9,599
   Activity in held-to-maturity securities:
     Maturities, calls and paydowns                                                      --        1,493
   Redemption (purchase) of Federal Home Loan Bank stock                              2,480        2,947
   Additions to premises and equipment, net                                            (566)        (605)
   Deferred payment to the de Burlo Group, Inc.                                      (1,188)          --
   Net cash received in the sale of loans                                            15,330           --
   Loan originations, net of repayments                                              11,791      (13,070)
                                                                                   --------     --------
         Net cash provided (used) by investing activities                            38,197       (2,422)
                                                                                   --------     --------
Cash flows from financing activities:
   Net increase (decrease) in deposits                                              (18,802)      35,910
   Net (decrease) increase in short-term borrowings                                     559      (14,366)
   Repayment of long-term borrowings                                                   (144)     (15,648)
   Proceeds from private placement                                                      947           --
   Net cash paid on sale of Cambridge branch                                         (4,127)          --
   Net premium on sale of Cambridge branch                                               84           --
   Cash dividends paid                                                                   --          (55)
                                                                                   --------     --------
         Net cash provided (used) by financing activities                           (21,483)       5,841
                                                                                   --------     --------
Net increase (decrease) in cash and cash equivalents                                 17,379        3,096
Cash and cash equivalents at beginning of period                                     13,499       11,261
                                                                                   --------     --------

Cash and cash equivalents at end of period                                         $ 30,878     $ 14,357
                                                                                   ========     ========

Supplemental disclosures:
   Interest paid                                                                   $  4,496     $  5,638
   Income taxes paid, net                                                               144           50


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

      In July 2006 the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has implemented FIN 48 with no resulting impact on the financial statements.

      In September 2006 FASB issued Statement of Financial Account Standards No. 157, "Fair Value Measurements" (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company's financial statements.

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

(2) Stockholders' Equity and Earnings per Share

      Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share represents income available to common stockholders divided by the sum of the weighted-average number of common shares outstanding and the weighted-average number of common stock equivalents for warrants associated the Company's private placement offering and options associated with its stock option grant. The Company employs the treasury stock method to account for the warrants and options in the diluted earnings per share calculations.

(3) Commitments

      At June 30, 2007, the Company had outstanding commitments to originate loans of $5.5 million. Unused lines of credit and open commitments available to customers at June 30, 2007 amounted to $35.6 million, of which $8.7 million related to construction loans, $10.5 million related to home equity lines of credit, $4.3 million related to credit card loans and $12.1 million related to other open commitments.

(4) Segment Reporting

      Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the six month periods ended June 30, 2007 and June 30, 2006 is below.

                                                       Investment   Consolidated
                                            Banking     Advisory       Totals
                                            -------     --------       ------
                                                 (Dollars in thousands)
June 30, 2007:
--------------
Net interest income                       $   4,895          --      $   4,895
Other revenue: external customers             1,786     $   940          2,726
Other expenses: external customers            6,476         526          7,002
Net income                                      271         248            519
Total assets                              $ 293,990     $ 4,257      $ 298,247

June 30, 2006:
--------------
Net interest income                       $   5,350          --      $   5,350
Other revenue: external customers             1,415     $   884          2,299
Other expenses: external customers            8,317         564          8,881
Net income (loss)                            (1,021)        189           (832)
Total assets                              $ 395,523     $ 2,836      $ 398,359

(5) Divestitures

Cambridge, Massachusetts Branch

      On March 30, 2007 the Company sold its branch located in Cambridge, Massachusetts. Upon consummation of the sale, $16.7 million of deposits and repurchase agreements and $11.9 million of loans were transferred. A loss of $52,000 was recognized on the sale of the branch, which is included in miscellaneous income on the statement of operations.

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

(7) Stock Option Grant

      During 2004, the Board of Directors and stockholders approved two stock option plans, the 2004 Incentive Stock Option Plan for Key Employees and the 2004 Directors Plan. These plans provide for the granting of up to 220,000 options to employees and directors to purchase shares of the Company's common stock.

      On May 16, 2007 the Board of Directors of First Ipswich Bancorp approved the granting of options to non-employee directors and senior managers. The options have an exercise price equal to fair market value of the Company's stock of $9.50 on the grant date, except for Neil St. John Raymond, Chairman, whose options were granted at an exercise price of $10.45 per share.

      The non-employee directors include: Messrs. Borden III, Collins, Deery, Raymond Jr., Tinti and Ms. Gaskins. Each of the listed directors received 2,000 options, of which 1,000 vested immediately and the remaining options vest over a four year period. Directors have not received cash fees for their services to the Company since June 30, 2006 when they temporarily waived their right to such fees.

      The following senior managers received options: Neil St. John Raymond, 7,500, Russell Cole, 10,000, Timothy Felter, 8,000, Jay DiIorio 7,500, Maryjon Brett, 5,500 and Janice Costa 5,500. The options vest over four years, beginning on the first anniversary of the grant date.

      On July 18, 2007 the Board of Directors of First Ipswich Bancorp approved the granting of options to certain senior managers. The following individuals received options: Maryjon Brett 2,500, Janice Costa 2,500 and John DiIorio 500. The options have an exercise price equal to fair market value of the Company's stock of $9.25 on the grant date. These options vest over four years, beginning on the first anniversary of the grant date.

      SFAS 123(R) requires the Company to estimate the fair value of stock-based awards on the date of grant. The Company employed the Binomial options pricing model to value the options. Accordingly, the Company recognized $34,000 of employee benefit expense during the second quarter of 2007.

(8) Income Taxes

      Deferred tax assets are evaluated to determine whether it is "more likely than not" that a tax return benefit would be realized when the deferred items reverse. Evaluation considerations include the availability of historical and projected taxable income to offset the deferred items in the periods they are expected to reverse. Management has determined that operational changes which have been made and are being made will generate sufficient income to allow for the recognition of the deferred tax assets. No valuation reserve was recorded as of June 30, 2007 or December 31, 2006.

(9) Subsequent Events

      On August 3, 2007, Ipswich Capital Investment Corp. ("ICIC"), a wholly-owned subsidiary of the Bank, notified Peter M. Whitman, Jr., that his employment with ICIC, will terminate on September 3, 2007. Mr. Whitman's Employment Agreement with ICIC, dated as of January 1, 2005, will also terminate on September 3, 2007. Mr. Whitman is the President of ICIC. Mr. Whitman's departure is not for "cause" as defined in his Employment Agreement.

      Under the terms of Mr. Whitman's Employment Agreement, Mr. Whitman will be entitled to receive as severance (i) continued payment of his current annual base salary and current benefits until September 2, 2008, which was accrued for previously and (ii) an Additional Compensation Amount (as defined in his Employment Agreement), calculated by reference to the value of ICIC (to be determined by an independent valuation, which has not yet been obtained). Therefore, the Additional Compensation Amount, if any, is not yet determinable.

      The foregoing description of Mr. Whitman's Employment Agreement is qualified in its entirety by reference to the actual terms of the agreement, which was filed as Exhibit 10.12 to the Company's Annual Report on Form 10-KSB for the year ending December 31, 2004 and is incorporated herein by reference.

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

Executive Summary

      First Ipswich Bancorp is a nationally-chartered commercial financial institution that historically has focused on Ipswich, MA and the surrounding communities. Over the past several years, however, the Company expanded beyond the eastern Essex County section of Massachusetts. In 2005 a branch in Boston, MA was purchased, and in 2006 a de novo branch was opened in Portsmouth, NH. In addition, the Company also expanded its product offerings over the past several years. In 2004, The de Burlo Group, a Boston-based investment management business was purchased. The Company's rapid expansion failed to generate revenue streams sufficient to cover increasing levels of overhead costs. Accordingly, the Company reported four consecutive quarterly losses through September 30, 2006.

      The Bank signed a Formal Agreement with the Office of the Comptroller of the Currency on June 28, 2006. The Agreement required the Bank to achieve higher capital levels, retain competent management, develop a new strategic plan, adopt a new interest rate risk management plan, and improve liquidity and profitability. Specifically, the Bank was required by December 31, 2006, to raise its Tier 1 capital to average assets ratio to a minimum of 8%, the Tier 1 capital to risk-weighted assets ratio to a minimum of 10%, and the total capital to risk-weighted assets ratio to a minimum of 11%. The Bank has exceeded the minimum ratios, required by the Formal Agreement, since February 28, 2007.

      As required by the Formal Agreement, the Company developed and implemented a strategic plan during the second half of 2006 and first half of 2007. A primary goal of the plan was to evaluate operations and identify locations and business lines which were not enhancing the profitability of the Company. So far in 2007, the Company has sold its Cambridge branch, raised $1 million in capital through a private placement offering, sold $15.0 million of loans, and closed its Londonderry branch.

      The Company recognized net income of $53,000 for the quarter ended June 30, 2007 as compared to a net loss of $649,000 for same period of 2006. Net income for the six months ended June 30, 2007 was $519,000 as compared to a net loss of $832,000 for the same period of 2006. The improvement in profitability was driven by the implementation of the strategic plan, the foundation of which is a focused and disciplined approach to managing the Company. The Bank's profitability will be a key factor in the OCC's evaluation of the appropriateness of relieving the Bank of the Formal Agreement.

      A primary objective for the Company going forward is to become a highly profitable community bank. One of the means by which this objective will be accomplished is a focused effort to grow the small business client base which will generate new loans and deposits. In addition, the Company continues to evaluate expenses for additional reductions that can be achieved without unduly impacting the high level of customer service the Company provides through its branches in Beverly, Boston, Essex, Gloucester, Ipswich, Newburyport, and Rowley, Massachusetts and Portsmouth, New Hampshire.

      The deposit insurance assessment from the FDIC significantly impacted both year-to-date and second quarter earnings for 2007. Unless the FDIC insurance assessment rate decreases, the insurance expense will continue to negatively impact the Company's level of earnings going forward. Management anticipates that earnings will be weak in both the third and fourth quarters of 2007.

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

      On August 3, 2007 Ipswich Capital Corp. ("ICIC'") a wholly-owned subsidiary of the Bank notified Peter M. Whitman Jr., that his employment with ICIC, will terminate on September 3, 2007. Mr. Whitman is the President of ICIC. Mr. Whitman's departure is not for "cause" as defined in his employment agreement. See Note 9 of Notes to Consolidated Financial Statements in Item 1.

Critical Accounting Policies

      Critical accounting policies are defined as those that reflect significant judgments and uncertainties, and the application of which could potentially result in materially different results under different assumptions and conditions. Accounting policies considered critical to the Company's financial statements include the allowance for loan losses, impairment of investment securities and intangible assets, including goodwill, and valuation of deferred tax assets. The methodology for assessing the appropriateness of the allowance for loan losses is considered a critical accounting policy by management due to the degree of judgment involved, the subjectivity of the assumptions utilized, and the potential for changes in the economic environment that could result in changes to the level of the allowance for loan losses considered necessary. Management considers impairment of investment securities to be critical due to the potential materiality of individual investment security holdings. Management considers impairment of intangible assets to be critical accounting policies because of the intangible assets' materiality to the financial statements and inherent judgment in determining valuation. This valuation involves identification of reporting units and estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions utilized. The valuation of deferred tax assets is considered critical because of the degree of judgment required to determine whether it is more likely than not that tax return benefits will be realized when deferred tax items reverse.

Comparison of Financial Condition at June 30, 2007 versus December 31, 2006

      Total assets were $298.2 million at June 30, 2007 as compared to $332.8 million at December 31, 2006. The decrease of $34.6 million or 10% in total assets was primarily driven by the sale of $15.0 million of loans associated with our Londonderry branch and $12.0 million of loans associated with the sale of our Cambridge branch. A key element of the Company's strategic plan required shrinking the balance sheet in order to improve capital ratios.

Loans

      Total net loan balances were $196.6 million at June 30, 2007, a decrease of $38.3 million or 16%, from $234.9 million at December 31, 2006. The decrease in total net loans was primarily driven by the aforementioned sales. Commercial real estate loans decreased $24.2 million or 23% to $82.8 million at June 30, 2007 from $107.0 million at December 31, 2006. Commercial loans decreased $9.3 million or 21% to $35.1 million at June 30, 2007 from $44.4 million at December 31, 2006. The Bank's lending activities are focused in northeastern Massachusetts and southern New Hampshire and are diversified by loan types and industries. The Bank continues to focus on originating high quality loans.

      The following table presents the composition of the Bank's loan portfolio by type of loan at the dates indicated.

                                                      June 30,     December 31,
                                                        2007           2006
                                                   ------------    ------------
                                                      (Dollars in thousands)
      Real estate mortgage loans:
        Commercial                                 $     82,788    $    106,965
        Residential                                      51,587          54,898
        Construction                                     17,842          19,414
        Equity lines of credit                            9,113           9,520
      Commercial loans                                   35,109          44,442
      Consumer loans                                      1,766           1,599
                                                   ------------    ------------
          Total loans                                   198,205         236,838
      Net deferred origination fees                        (112)           (121)
      Allowance for loan losses                          (1,541)         (1,827)
                                                   ------------    ------------
          Loans, net                               $    196,552    $    234,890
                                                   ============    ============

Asset Quality and Allowance for Loan Losses

      The table below summarizes certain key ratios regarding the quality of the Bank's loan portfolio:

                                                      June 30,     December 31,
                                                        2007           2006
                                                   ------------    ------------
                                                       (Dollars in thousands)

      Non-accrual loans                            $    1,747       $       --
      Troubled debt restructurings                         --               --
      Loans past due 90 days or more and
         still accruing                                    44                3
      Non-accrual loans to total loans                   0.88%            0.00%
      Non-performing assets to total assets              0.59%            0.00%
      Allowance for loan losses as a percentage
         of total loans                                  0.78%            0.77%

      During the second quarter of 2007, the Company placed two related construction loans totaling $1,747,000 on non-accrual status. The two loans represent funds for the acquisition and development of a residential subdivision. The Company is working diligently to resolve this delinquent loan relationship.

      For the six months ended June 30, 2007, the Company recorded a negative provision for loan losses of $260,000, charge-offs of $29,000, and recoveries of $3,000. The allowance for loan losses balance stood at $1,541,000 at June 30, 2007, which represents a decrease of $286,000 since December 31, 2006. The negative provision for loan losses for the six months ended June 30, 2007 was driven by a decrease in the size of the Company's loan portfolio over the past two quarters. Management considers the loan loss allowance to be adequate to provide for potential loan losses. The Company assesses the adequacy of the allowance for loan losses each calendar quarter. Although the Company believes that it employs an appropriate approach to downgrading credits that are experiencing slower than projected sales and/or increases in loan to value ratios, subsequent evaluations of the loan portfolio by the Company and its regulators, in light of the factors then prevailing, may require increases in the allowance for loan losses through charges to the provision for loan losses.

      Over the past several years, the Company has experienced very low levels of loan charge-offs and non-accrual loans. Economic or other external factors, deterioration in credit quality, or appropriate changes in the reserve estimation process as a result of changes in assumptions, as well as other possible factors, may cause the loan loss reserve balance to be increased in the future, perhaps substantially, through charges to current earnings by increasing the loan loss provision.

Investment Securities

      Total investments, which includes certificates of deposit, available-for-sale securities and Federal Home Loan Bank and Federal Reserve Bank stock totaled $49.2 million as of June 30, 2007, a decrease of $12.8 million, or 21%, from $62.0 million at December 31, 2006. The Bank has classified all securities as available-for-sale since September 2006.

      Investment securities may be sold for a variety of reasons, including, but not limited to, swapping into other investment sectors with greater perceived relative value, neutralizing interest rate risk created by loan, deposit, or borrowed funds activity, and managing the level of qualifying collateral for borrowing purposes.

      The following table presents the composition of the Company's available-for-sale securities portfolios at the dates indicated

                                                  June 30, 2007           December 31, 2006
                                              ---------------------     ---------------------
                                              Amortized     Fair        Amortized     Fair
                                                Cost        Value          Cost       Value
                                              ---------   ---------     ---------   ---------
                                                          (Dollars in thousands)

Mortgage and asset -backed securities         $  31,668   $  30,471     $  39,391   $  38,307
Government-sponsored enterprise obligations       8,040       7,845        10,550      10,293
Corporate bonds                                   1,860       1,751         1,845       1,745
Municipal bonds                                   3,640       3,487         3,756       3,617
                                              ---------   ---------     ---------   ---------
     Total securities available-for-sale      $  45,208   $  43,554     $  55,542   $  53,962
                                              =========   =========     =========   =========

Real Estate Held for Sale

      Real estate held for sale consists of the land and building acquired in the Boston branch acquisition and a parcel of land behind the Company's main office. The properties are being carried at the lower of depreciated cost or the estimated fair value less selling costs. A valuation allowance has been established as appropriate. The Company anticipates that the sale of the Boston building will be consummated before the end of 2007. It is possible that changes to the reserve may occur prior to, and related to, the sale of the real estate. The Company plans to maintain a retail branch on the Boston property after the sale.

Deposits

      Deposit balances totaled $234.8 million as of June 30, 2007, a decrease of $34.1 million, or 13%, from $268.9 million as of December 31, 2006. The majority of the decrease was driven by a $27.5 million decline in certificates of deposit. The decline in certificates of deposit was the result of promotional certificate of deposit balances running off and the sale of our branch in Cambridge, Massachusetts. The sale of our Cambridge branch resulted in a reduction in total deposits (including certificates of deposit) of $15.4 million.

      As part of its strategic plan, the Company is pursing small business owners in its geographic footprint that do not utilize its services. The Company is hopeful that these efforts will result in new relationships that will result in additional core deposits.

      The following table summarizes the composition of the Bank's deposit balances at the dates indicated.

                                                      June 30,     December 31,
                                                        2007           2006
                                                   ------------    ------------
                                                      (Dollars in thousands)

Demand                                              $    41,419     $    42,682
NOW                                                      33,451          34,537
Regular savings                                          26,555          29,837
Money market deposits                                    47,924          48,868
Term certificates                                        85,448         112,944
                                                    -----------     -----------
                                                    $   234,797     $   268,868
                                                    ===========     ===========

Borrowings

      Short-term borrowings were $13.0 million as of June 30, 2007, a decrease of $0.7 million, or 5% from $13.7 million as of December 31, 2006. The contraction related to repurchase agreements which declined $0.8 million or 5% from $13.7 million as of December 31, 2006. The decline in repurchase agreements was driven by lower balances in customer sweep accounts. The period-ending balances for long-term borrowings were essentially flat at $15.9 million.

Stockholder's Equity

      Total stockholder's equity increased to $19.4 million as of June 30, 2007 from $17.9 million as of December 31, 2006. The increase was primarily driven by: $947,000 of net proceeds from the Company's private placement, year to date net income of $519,000 and improvement in the accumulated other comprehensive loss account of $44,000 associated with an unrealized loss, net of tax, on available-for-sale securities.

Comparison of Operating Results for the Quarter Ended June 30, 2007 and 2006

General

      Operating results are largely determined by the net interest spread on the Company's primary assets (loans and investment securities) and its primary liabilities (deposit balances and borrowings). Operating income is also dependent upon revenue from non-interest related sources (such as investment advisory fees and service charges on deposit accounts), the provision for loan losses, and the increase or decrease in operating expenses. Operating results are also significantly impacted by general economic conditions; in particular the general level of interest rates and the resultant impact on asset yields and the cost of funds, as well as the ability and willingness of borrowers to fulfill their debt obligations during various economic cycles.

      Net income for the three months ended June 30, 2007 was $53,000 versus a net loss of $649,000 for the three months ended June 30, 2006, an improvement of $702,000. The improvement in earnings is primarily attributable to $890,000 decrease in non-interest expenses, a $352,000 improvement in non-interest income and a $150,000 decrease in the provision for loan losses. Net interest income was $2.3 million for the three months ended June 30, 2007 versus $2.6 million for the same period in 2006. Provision for taxes was $39,000 for the six months ended June 30, 2007 versus a tax benefit of $354,000 for the same period in 2006.

Interest and Dividend Income

      Total interest and dividend income for the quarter ended June 30, 2007 was $4.4 million, a decrease of $1.2 million from the quarter ended June 30, 2006. The decrease was primarily driven by lower levels of earning assets. For the quarter ended June 30, 2007 average earning assets were $268.4 million versus $368.0 million for the quarter ended June 30, 2006. The lower level of earning assets is a direct result of the implementation of the Company's strategic plan. Partially mitigating the lower level of average earning assets was a favorable change in the mix of assets, as well as higher yields on average earning assets. Average investment securities declined by $72.5 million while average loans declined by $43.6 million The average yield on average earning assets during the second quarter of 2007 was 6.59% as compared to 6.11% for the second quarter of 2006.

Interest Expense

      Interest expense was $2.1 million for the quarter ended June 30, 2007; this represents a $913,000 decrease from the same quarter of 2006. The majority of the decline was attributable to lower levels of average funding which decreased by $56.7 million versus the same quarter of 2006. The average rate paid for interest-bearing liabilities was 3.59% for the quarter ended June 30, 2007 versus 3.60% for the quarter ended June 30, 2006.

      Interest expense on interest-bearing deposits for the quarter ended June 30, 2007 decreased by $224,000 to $1.5 million as compared to the same quarter of 2006. This decrease was primarily due to lower levels of interest-bearing deposits. Average interest-bearing deposit balances for the quarter ended June 30, 2007 totaled $195.8 million, a $43.5 million decrease as compared to the same quarter of 2006. Offsetting the decrease in interest bearing deposit balances was an increase in the average rate paid on the deposits. The average rate paid on deposits increased to 3.10% from 2.90% in the second quarter of 2007 as compared to the same quarter of 2006.

      Interest expense on borrowed funds, including subordinated debentures, for the quarter-ended June 30, 2007, decreased by $689,000 to $593,000 as compared to the quarter-ended June 30, 2006. The decrease was primarily due to significantly lower average levels of FHLB advances.

Net Interest Income

      Net interest income for the quarter ended June 30, 2007 decreased by $297,000 to $2.3 million as compared to $2.6 million for the quarter ended June 30, 2006. The decline in net interest income was driven by an overall shrinkage of the Company's balance sheet. Average total assets for the quarter ended June 30, 2007 were $298.2 million versus $402.1 million for the same quarter in 2006. While net interest income declined, net interest margin improved. Net interest margin was 3.44% for the quarter ended June 30, 2007 versus 2.83% for the same quarter of 2006, an improvement of 61 basis points. The reduction in investment securities and wholesale funding drove the improvement in net interest margin.

Average Balances and Yields

      The following table presents a summary of the Company's interest-earning assets and their average yields, and interest-bearing liabilities and their average rates for the three months ended June 30, 2007 and June 30, 2006. The average balances are derived from average daily balances.

                                                                     Three Months Ended June 30,
                                           ----------------------------------------------------------------------------
                                                         2007                                           2006
                                           -------------------------------------   ------------------------------------
                                           Interest                                  Interest
                                           Income/      Average     Average Rate     Income/     Average   Average Rate
                                           Expense      Balance      Earned/Paid     Expense     Balance    Earned/Paid
                                           ----------------------------------------------------------------------------
                                                                       (Dollars in thousands)
Assets:
Interest-earning assets:
    Other short-term investments             $    245   $ 21,671       4.53%         $     70   $  5,172       5.41%
    Investment securities:
    Taxable                                       503     45,379       4.44%            1,094    107,462       4.07%
    Tax-exempt                                     21      3,868       2.22%              127     14,328       3.55%
    Loans, net                                  3,639    197,453       7.39%            4,327    241,013       7.18%
                                             -------------------                     -------------------
        Total interest-earning assets           4,408    268,371       6.59%            5,618   367, 975       6.11%
                                             --------                                --------
Non-interest-earning assets                               28,504                                  34,097
                                                        --------                                --------
Total assets                                             296,875                                 402,072
                                                        ========                                ========

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
  Savings                                          32     27,024       0.47%               39     31,568       0.49%
  NOW                                              22     31,685       0.28%               11     36,309       0.12%
  MMDA                                            430     49,688       3.47%              476     57,489       3.31%
  CD's                                          1,028     87,353       4.72%            1,210    113,966       4.25%
                                             -------------------                     -------------------
        Total interest-bearing deposits         1,512    195,750       3.10%            1,736    239,332       2.90%
  Federal Home Loan Bank advances                 227     15,928       5.70%              872     69,182       5.04%
  Subordinated debentures                         243     13,000       7.51%              234     13,000       7.20%
  Other borrowed funds                            123     10,632       4.66%              176     14,031       5.02%
                                             -------------------                     -------------------
        Total interest-bearing liabilities      2,105    235,310       3.59%            3,018    335,545       3.60%
                                             --------                                --------
Non-interest-bearing deposits                             39,699                                  47,152
Other non-interest-bearing liabilities                     2,176                                   1,056
                                                        --------                                --------
Total liabilities                                        277,185                                 383,753
Total stockholders' equity                                19,690                                  18,319
                                                        --------                                --------
Total liabilities and stockholders'
  equity                                                $296,875                                $402,072
                                                        ========                                ========

Net interest income                          $  2,303                                $  2,600
                                             ========                                ========
Interest rate spread                                                   3.00%                                   2.51%
                                                                       ====                                    ====
Net interest margin                                                    3.44%                                   2.83%
                                                                       ====                                    ====

Non-interest Income

      Total non-interest income increased $352,000 to $1.3 million for the quarter ended June 30, 2007 as compared to the same quarter of 2006. The Company owns three investments which are indexed to the returns of various equity market indicies. During the second quarter of 2007, the Company recognized $205,000 of income associated with a change in the value of the options versus a loss of $30,000 during the same period in 2006. The second quarter of 2007 also benefited from the absence of a valuation reserve of $286,000 associated with the building held for sale, which occurred in the second quarter of 2006. The second quarter of 2006 includes $107,000 of trust fees versus none in the second quarter of 2007 as the Company sold the trust department in October of 2006.

Non-interest Expense

      Total operating expenses decreased by $890,000 to $3.6 million for the quarter ended June 30, 2007 as compared to the same quarter of 2006. This reduction in expense is a direct result of the implementation of the Company's strategic plan. Salaries and employee benefits decreased by $553,000 to $1.8 million primarily due to a reduction in the number of employees. Occupancy and equipment expenses decreased $135,000 to $510,000 for the quarter ended June 30, 2007. The decrease was primarily attributable to lower levels of: maintenance and repair costs, rent expense, ATM depreciation and other miscellaneous occupancy expenses. In addition, advertising and marketing decreased $199,000 to $47,000 for the quarter ended June 30, 2007 due primarily to lower levels of advertising and promotions. The second quarter of 2007 includes $277,000 of FDIC insurance expense compared to $8,000 during the same quarter of the prior year. The increase was driven by a revised FDIC insurance assessment process. If the Bank's strategic plan is successfully implemented the Bank can anticipate this expense to decrease by approximately $122,000 per quarter.

Income Taxes

      For the quarter ended June 30, 2007 the Company recorded a net provision for income taxes of $39,000 versus a net benefit for income taxes of $354,000 for the same quarter of 2006. The shift to provision for income taxes from benefit for income taxes was driven by a $1,095,000 improvement in pre-tax income.

      Deferred tax assets are evaluated to determine whether it is "more likely than not" that a tax return benefit would be realized when the deferred items reverse. Evaluation considerations include the availability of historical and projected taxable income to offset the deferred items in the periods they are expected to reverse. Management has determined that operational changes which have been made and are being made will generate sufficient income to allow for the recognition of the deferred tax assets. No valuation reserve was recorded as of June 30, 2007 or December 31, 2006.

Comparison of Operating Results for the Six Months Ended June 30, 2007 and 2006

General

      Net income for the six months ended June 30, 2007 was $519,000 compared with a net loss of $832,000 for the six months ended June 30, 2006. For the six months ended June 30, 2007, net interest income decreased by $455,000, non-interest income increased $427,000, and operating expenses decreased $1,879,000, as compared to the six months ended June 30, 2006. The credit provision for loan losses was $260,000 for the six months ended June 30, 2007 versus a provision for loan losses of $65,000 for the same period in 2006. The provision for taxes was $360,000 for the six months ended June 30, 2007 versus a benefit for taxes of $465,000 for the same period in 2006.

Interest and Dividend Income

      Total interest and dividend income for the six months ended June 30, 2007 was $9.3 million, which was $1.7 million lower than the six months ended June 30, 2006. The decline was primarily driven by lower levels of average interest-earning assets. While average balances declined the yield on earning assets increased to 6.66 % for the six months ended June 30, 2007 as compared to 6.03% for the six months ended June 30, 2006. The improvement in yield was primarily driven by higher yielding loans replacing lower yielding investments. Average interest earning assets of $282.1 million for the period ended June 30, 2007 were $82.6 million lower than average interest-bearing assets of $364.7 million for the period ended June 30, 2006.

      The increase in average yield was due primarily to a changing mix of assets. While average net loans for the six months ended June 30, 2007 were $27.3 million lower than the same period of 2006, average investments were $70.7 million lower than the same period of 2006. The changing mix of earning assets reflects the Bank's efforts to increase its core lending efforts and decrease its reliance on the investment portfolio for income.

Interest Expense

      Interest expense on interest-bearing liabilities for the six months ended June 30, 2007 was $4.4 million, a $1.2 million decrease from the six months ended June 30, 2006. The decrease was driven by lower levels of interest-bearing liabilities. Average interest-bearing liabilities of $248.6 million for the period ended June 30, 2007 were $83.4 million lower than average interest-bearing liabilities of $332.0 million for the period ended June 30, 2006.

      The average rate paid for interest bearing liabilities was 3.59% for the six months ended June 30, 2007 as compared to 3.40% for the same period of 2006. The increase in average rates occurred because of the increase in market short-term rates over the course of the past year.

      Interest expense on deposits increased for the six months ended June 30, 2007 due to a 56 basis point increase in the average rate paid for deposits during the six months ended June 30, 2007 as compared to the same period of 2006. The average rate paid for deposit during the first six months of 2007 was 3.15%, up from 2.59% in the same period of 2006. Average interest-bearing deposit balances during the six months ended June 30, 2007 were $14.7 million lower than the same period of 2006.

      Interest expense on borrowed funds, including subordinated debentures, for the six months ended June 30, 2007 decreased by $1.6 million to $1.2 million as compared to the six months ended June 30, 2006. The impact of lower average balances of borrowed funds during the 2007 six month period as compared to the same period of 2006 offset increasing interest rates paid on borrowed funds for the same comparable periods. The average rate paid on borrowed funds increased to 5.94% in the first six months of 2007 as compared to 5.10% during the first six months of 2006.

      The Company relies on dividends from the Bank in order to pay its interest obligations on the subordinated debentures. At present, the Bank is required to obtain OCC approval before it pays dividends because of its level of earnings. The Company can give no assurance that the OCC will grant the Bank approval to pay dividends in the future. At June 30, 2007 the Company had enough cash on hand to pay interest on the subordinated debentures, at current prevailing rates, through October 2007. Interest expense on subordinated debentures and the average balance outstanding in the first six months of 2007 were level compared to the first six months of 2006.

Net Interest Income

      Net interest income for the six months ended June 30, 2007 decreased by $455,000, to $4.9 million as compared to the six months ended June 30, 2006. The decrease in net interest income in the 2007 period was due primarily to the lower levels of average earning assets. Offsetting the lower levels of earning assets was a changing mix of earning assets. The increase of higher yielding loans and corresponding decrease of lower yielding investments as a percentage of average earning assets helped mute the impact of lower levels of earning assets. Average loan balances were 75% of average earning assets for the six months ended June 30, 2007 versus 65% for six months ended June 30, 2006. Conversely, investment balances were 18% of average earning assets for the six months ended June 30, 2007 versus 34% for six months ended June 30, 2006.

Average Balances and Yields

      The following table presents a summary of the Company's interest-earning assets and their average yields, and interest-bearing liabilities and their average rates for the six months ended June 30, 2007 and 2006. The average balances are derived from average daily balances.

                                                               Six Months Ended June 30,
                                      ----------------------------------------------------------------------------
                                                       2007                                  2006
                                      ----------------------------------    --------------------------------------
                                      Interest                                Interest
                                       Income/     Average      Average Rate   Income/    Average     Average Rate
                                       Expense     Balance       Earned/Paid   Expense    Balance     Earned/Paid
                                      ----------------------------------------------------------------------------
                                                                  (Dollars in thousands)
Assets
Interest earning assets:
    Other short-term investments      $    434     $ 19,493        4.49%    $    117     $  4,132          5.66%
  Investment securities:
    Taxable                              1,028       48,052        4.31%       2,254      107,959          4.18%
    Tax-exempt                              45        3,878        2.34%         255       14,640          3.48%
  Loans, net                             7,815      210,689        7.48%       8,362      237,954          7.03%
                                      ---------------------                 ---------------------
      Total interest-earning assets      9,322      282,112        6.66%      10,988      364,685          6.03%
                                      --------                              --------
Non-interest-earning assets                          29,064                                33,328
                                                   --------                              --------
Total assets                                        311,176                               398,013
                                                   ========                              ========

Liabilities and Stockholders'
Equity:
Interest-bearing liabilities:
  Savings                                   67       28,016        0.48%          81       32,850          0.49%
  NOW                                       58       33,267        0.35%          19       36,446          0.10%
  MMDA                                     886       51,739        3.45%         878       56,802          3.09%
  CD's                                   2,247       95,874        4.73%       1,920       97,480          3.94%
                                      ---------------------                 ---------------------
    Total interest-bearing deposits      3,258      208,896        3.15%       2,898      223,578          2.59%
  Subordinated debentures                  470       13,000        7.29%         458       13,000          7.05%
  Federal Home Loan Bank advances          454       15,968        5.73%       1,963       82,139          4.78%
  Other borrowed funds                     245       10,709        4.62%         319       13,270          4.81%
                                      ---------------------                 ---------------------
    Total interest-bearing
      liabilities                        4,427      248,573        3.59%       5,638      331,987          3.40%
                                      --------                              --------
Non-interest-bearing deposits                        41,006                                46,318
Other non-interest-bearing
  liabilities                                         2,361                                 1,062
                                                   --------                              --------
Total liabilities                                   291,940                               379,367
Total stockholders' equity                           19,236                                18,646
                                                   --------                              --------
Total liabilities and stockholders'
  Equity                                           $311,176                              $398,013
                                                   ========                              ========

Net interest income                   $  4,895                              $  5,350
                                      ========                              ========
Interest rate spread                                               3.07%                                   2.63%
                                                                   ====                                    ====
Net interest margin                                                3.50%                                   2.93%
                                                                   ====                                    ====

Non-interest Income

      Total non-interest income for the six months ended June 30, 2007 increased $427,000 as compared to the six months ended June 30, 2006. The increase was primarily driven by a $311,000 net gain on the sale of Londonderry loans and the absence of the establishment of $286,000 valuation reserve for real estate held for sale. The valuation reserve of $286,000 was recorded during the quarter ended June 30, 2006 because the estimated fair value, less selling costs, of real estate held for sale was less than the book value of the assets.

Non-interest Expense

      Total operating expenses for the six months ended June 30, 2007 decreased $1.9 million or 21%, to $7.0 million. The 21% decrease in non-interest expenses was driven by the implementation of the Company's strategic plan. Salaries and employee benefits decreased $938,000 to $3.7 million. This decrease was driven by a reduction in the number of employees. Occupancy and equipment expenses decreased $272,000 to $1.1 million, advertising and marketing expenses decreased $247,000 to $86,000. Other general and administrative decreased $276,000 to $413,000. FDIC insurance increased $268,000 to $285,000, due to a revision in the FDIC insurance assessment process.

Income Taxes

      For the six months ended June 30, 2007 the Company recorded a net provision for income taxes of $360,000 versus a net benefit for income taxes of $465,000 for the six months ended 2006. The shift to provision for income taxes from benefit for income taxes was driven by a $2,176,000 improvement in pre-tax income.

      Deferred tax assets are evaluated to determine whether it is "more likely than not" that a tax return benefit would be realized when the deferred items reverse. Evaluation considerations include the availability of historical and projected taxable income to offset the deferred items in the periods they are expected to reverse. While the recent trend of operating losses increases the likelihood that such taxable income may not occur in the future, management has determined that operational changes which have been made and are being made will generate sufficient income to allow for the recognition of the deferred tax assets. No valuation reserve was recorded as of June 30, 2007 or December 31, 2006.

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

Liquidity and Capital Resources

      The Bank's primary sources of funds consist of deposits, borrowings, repayment and prepayment of loans and investment securities, sales of securities, maturities and early calls of securities, and funds provided from operations. While scheduled repayments of loans and investment securities are predictable sources of funds, prepayments on loans and investment securities as well as other behavioral variables on certain other balance sheet components are not predictable with certainty. For example, the general level of interest rates, economic conditions, and competition largely influence prepayments on loans and investment securities and the renewal rate on term deposits. The Bank primarily uses its liquidity resources to fund existing and future loan commitments, to fund net deposit outflows, to invest in other interest-earning assets, and to maintain liquidity.

       The Bank liquidity contingency plan calls for the Bank to manage loan originations and the level of the investment portfolio as well as FHLBB advance availability so that deposit flows can be accommodated.

      The Bank utilizes advances from the Federal Home Loan Bank of Boston (the "FHLBB") primarily in connection with its management of the interest rate sensitivity of its assets and liabilities, to complement or supplement the volume of retail funding, as well as to selectively capitalize on leverage opportunities. Total advances outstanding at June 30, 2007 amounted to $15.9 million. The Bank's ability to borrow from the FHLBB is dependent upon the amount and type of collateral the Bank has to secure the borrowings. Such collateral consists of, but is not limited to, one-to-four family owner-occupied residential mortgage loans and occupied residential mortgage loans and government-sponsored enterprise obligations. As of June 30, 2007, the Bank's total borrowing capacity through the FHLBB was $39.8 million. The Bank has additional capacity to borrow through such instruments as repurchase agreements utilizing federal agency obligations and mortgage-backed securities as collateral, as well as brokered deposits. The Formal Agreement does require that the Bank get permission of the OCC and FDIC prior to accepting brokered deposits.

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

      The Bank signed a Formal Agreement with the Office of the Comptroller of the Currency on June 28, 2006. The Agreement required the Bank to take various actions including raising capital ratios to levels prescribed in the Agreement. Specifically the Bank was required, by December 31, 2006, to raise its Tier 1 capital to average assets ratio to a minimum of 8%, its Tier 1 capital to risk-weighted assets ratio to a minimum of 10%, and its total capital to risk-weighted assets to a minimum of 11%. As of December 31, 2006, the Bank did not attain these ratios. Subsequently, the OCC extended the deadline to achieve the capital ratios until March 31, 2007. The Bank exceeded at February 28, 2007 and continues to exceed the minimum ratios, as listed in the Formal Agreement.

      At June 30, 2007, Bancorp had $250,000 of cash on hand. Projected interest payments due in September and October, 2007 on Bancorp's subordinated debentures will deplete its level of cash on hand at June 30, 2007.

      At June 30, 2007, the Bank and the Company exceed all regulatory capital requirements applicable to them. The table below presents the capital ratios at June 30, 2007, for the Bank and Bancorp, as well as the minimum regulatory requirements.

                                                                                                   Minimum Capital
                                                                         Statutory Minimum          Requirements
                                                    Actual             Capital Requirements           Per OCC
                                              -------------------     ---------------------    ----------------------
                                                Amount     Ratio        Amount       Ratio       Amount        Ratio
                                              ---------  --------     ----------    -------    ---------     --------
                                                                     (Dollars in thousands)
Bank:
  Total capital to risk-weighted assets        $27,239    13.3%       $17,365        8.0%       $23,876       11.0%
  Tier 1 capital to risk-weighted assets        28,780    12.6          8,682        4.0         21,706       10.0
  Tier 1 capital to average assets              28,780     9.3         11,700        4.0         23,400        8.0

Consolidated:
  Total capital to risk-weighted assets        $30,082    13.8%       $17,419        8.0%           N/A        N/A
  Tier 1 capital to risk-weighted assets        22,344    10.3          8,709        4.0            N/A        N/A
  Tier 1 capital to average assets              22,344     7.6         11,732        4.0            N/A        N/A

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

      Lending commitments include commitments to originate loans and to fund unused lines of credit. The Bank evaluates each customer's creditworthiness on a case-by-case basis. At June 30, 2007, the Bank had $5.5 million of outstanding commitments to originate loans and $35.6 million of unused lines of credit. The Bank anticipates that it will have sufficient funds available to meet these commitments, though some commitments may expire and many unused lines are not drawn upon.

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

      While the Bank has shown a very low level of loan charge-offs and non-accrual loans in recent years, there can be no assurance that these favorable results will continue in the future. Credit quality standards may change, substantial growth may weaken underwriting or other controls, or new customers or relationships may not perform as expected. Despite our due diligence on the Boston branch portfolio, there is a risk that loan quality may deteriorate as we did not perform the original underwriting.

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

      We have acquired an investment management business, purchased a new branch in a non-contiguous market, and opened a branch in a non-contiguous market. Revenue growth may not meet our expectations in one or more of these areas, while expenses have already been incurred and expense commitments for the future have been made. Entering into new markets and new lines of businesses with limited or no experience or pre-existing business presence poses an inherent risk.

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

If we are unable to significantly increase revenue and decrease expenses, our earnings may not improve to the extent necessary to permit access to capital or to avoid increased regulatory scrutiny.

      The Company initiated a strategic plan in the third quarter of 2006 to address the concerns for poor profitability. Initiatives to improve revenues and/or reduce expenses may not be successful in improving the Company's profitability. Poor profitability may impact the Company's ability to retain or attract customers and key management personnel. Loss of key management personnel may result in the delay or cancellation of plans or strategies under consideration, increased expenses, operational inefficiencies, or lost revenue.

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

      The Bancorp raised capital by issuing trust preferred stock which is supported by subordinated debentures. The Bancorp's primary source of cash to pay the interest on the subordinated debentures is dividends from the Bank. The Agreement with the OCC requires that the OCC grant approval prior to the Bank declaring dividends to its parent, Bancorp. The OCC currently withholds permission from the Bank to pay a dividend. If the OCC does not permit the Bank to make a dividend payment aggregating approximately $250,000, Bancorp may be forced to elect to defer interest payments on the subordinated debentures during December 2007 and January 2008 unless an alternative source of cash is identified. Currently, management is evaluating several options to help address the projected short-fall of cash at the Bancorp. No assurance can be given that the OCC will approve future dividends to the Bancorp.

      The Bancorp had $255,000 of cash on hand at August 3, 2007. This amount is sufficient to make interest payments on subordinated debentures, at current prevailing rates, through October 2007.

The interest rate environment may reduce our earnings or liquidity or Bancorp may not respond sufficiently to changes in interest rates or other factors impacting the business

      Changes in the interest rate environment may have a significant impact on the future earnings and liquidity of Bancorp. If interest rates rise or the yield curve remains flat, net interest income may narrow further. Liquidity could be reduced in the future if customers choose other investment options in an improving economy. Liquidity could also be negatively impacted if current strategies to increase deposit balances in several new locations do not occur as planned due to competitive or other factors. Although we may be successful raising deposits in certain markets, we may have to pay higher than planned rates on these deposits to do so.

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

      Bancorp and the Bank are required by Federal regulatory authorities to maintain adequate levels of capital to support their operations. The Company may at some point want or need to raise additional capital to comply with regulatory requirements, including requirements under the Bank's agreement with the OCC, or to support growth. Bancorp's ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside Bancorp's control, and on its financial performance. Accordingly, Bancorp cannot assure an investor of its ability to raise additional capital if needed or on terms acceptable to Bancorp.

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

      At June 30, 2007 our directors and executive officers beneficially owned 48.79% of our common stock. As a result, such stockholders would most likely control the outcome of corporate actions requiring shareholder approval, including the election of directors and the approval of significant corporate transactions, such as a merger or sale of all or substantially all of our assets. We can provide no assurance that the investment objectives of such stockholders will be the same as our other stockholders.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

      On May 16, 2007, the Company held its Annual Meeting of Stockholders. The following actions were taken at the Annual Meeting:

      1. The following eight nominees were elected to serve as directors for a one-year term and until their successors are duly elected and qualified by the following votes:

               Name                           For                  Against
---------------------------------       ----------------       ----------------
Robert R. Borden, III                      1,774,921                  1,190
Russell G. Cole                            1,751,261                 24,850
Timothy R. Collins                         1,774,921                  1,190
Craig H. Deery                             1,774,921                  1,190
Stephanie R. Gaskins                       1,774,921                  1,190
Neil St. John Raymond                      1,751,261                 24,850
Neil St. John Raymond, Jr.                 1,751,261                 24,850
William J. Tinti                           1,773,231                  2,880

There were no abstentions or broker non-votes with respect to this action.

      2. A proposal to ratify the selection of Wolf & Company, P.C. as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2007 was approved as follows: 1,770,921 votes for, 300 votes against and 4,860 votes abstained.

There were no abstentions or broker non-votes with respect to either action.

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


                            FIRST IPSWICH BANCORP


Date: August 14, 2007       By: /s/ Russell G. Cole
                                -----------------------------------------------
                                Russell G. Cole
                                President and Chief Executive Officer


Date: August 14, 2007       By: /s/ Timothy L. Felter
                                -----------------------------------------------
                                Timothy L. Felter
                                Senior Vice President, Chief Financial Officer, and Treasurer