Form 10QSB
period 2007-09-30
FIRST IPSWICH BANCORP /MA
filed 2007-11-05
CIK 885979

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

      For the quarterly period ended September 30, 2007

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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: At October 31, 2007, there were 2,344,630 shares of common stock issued and outstanding, par value $1.00 per share.

      Transitional Small Business Disclosure Format (Check one): YES |_| NO |X|

================================================================================

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES
                                   FORM 10-QSB

                                      Index

                                                                            Page

PART I   FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 2007 and
         December 31, 2006                                                    3

         Consolidated Statements of Operations for the quarter and
         nine months ended September 30, 2007 and 2006                        4

         Consolidated Statements of Changes in Stockholders' Equity
         for the nine months ended September 30, 2007 and 2006                5

         Consolidated Statements of Cash Flows for the
         nine months ended September 30, 2007 and 2006                        6

         Notes to Consolidated Financial Statements                           7

Item 2.  Management's Discussion and Analysis                                10

Item 3.  Controls and Procedures                                             29

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                   30

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         30

Item 3.  Defaults upon Senior Securities                                     30

Item 4.  Submission of Matters to a Vote of Security Holders                 30

Item 5.  Other Information                                                   30

Item 6.  Exhibits                                                            31

Signatures                                                                   31

PART I--FINANCIAL INFORMATION

ITEM 1. Financial Statements

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (unaudited)
                        (In thousands, except share data)

                                                                             September 30,   December 31,
                                                                                 2007            2006
                                                                             ------------    ------------
ASSETS
Cash and due from banks                                                      $      9,398    $     11,335
Federal funds sold and interest bearing accounts                                   15,637           2,164
                                                                             ------------    ------------
      Total cash and cash equivalents                                              25,035          13,499
                                                                             ------------    ------------

Certificates of deposit                                                             3,440           3,378
Securities available-for-sale, at fair value                                       39,783          53,962
Federal Home Loan Bank stock, at cost                                               1,447           3,927
Federal Reserve Bank stock, at cost                                                   774             774
Loans, net of allowance for loan losses of $1,537 and $1,827                      198,252         234,890
Real estate held for sale, net                                                      6,281           5,727
Premises and equipment, net                                                         3,675           4,099
Goodwill                                                                            3,641           3,641
Other intangible assets                                                             1,184           1,761
Foreclosed real estate                                                              1,484              --
Other assets                                                                        6,472           7,117
                                                                             ------------    ------------

Total assets                                                                 $    291,468    $    332,775
                                                                             ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                     $    225,211    $    268,868
Short-term borrowings                                                              10,802          13,720
Long-term borrowings                                                               20,831          16,047
Subordinated debentures                                                            13,000          13,000
Other liabilities                                                                   2,295           3,269
                                                                             ------------    ------------

Total liabilities                                                                 272,139         314,904
                                                                             ------------    ------------

Stockholders' equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized, none issued             --              --
Common stock, $1.00 par value; 4,000,000 shares authorized, 2,365,120 and
   2,240,120 shares issued at September 30, 2007 and December 31, 2006              2,365           2,240
Additional paid-in capital                                                         10,806           9,936
Retained earnings                                                                   6,976           6,843
Accumulated other comprehensive loss                                                 (707)         (1,037)
Treasury stock, at cost  (20,490 shares)                                             (111)           (111)
                                                                             ------------    ------------

Total stockholders' equity                                                         19,329          17,871
                                                                             ------------    ------------

Total liabilities and stockholders' equity                                   $    291,468    $    332,775
                                                                             ============    ============

          See accompanying notes to consolidated financial statements.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                      (In thousands, except per share data)

                                                         Quarter Ended         Nine Months Ended
                                                         September 30,           September 30,
                                                      --------------------    -------------------
                                                        2007        2006        2007       2006
                                                      --------    --------    --------   --------
Interest and dividend income:
   Interest and fees on loans                         $  3,701    $  4,692    $ 11,516   $ 13,054
   Interest on debt securities:
      Taxable                                              406       1,010       1,302      3,156
      Tax-exempt                                            23         131          68        386
   Dividends on equity securities                           35         159         167        267
   Other interest                                          227          94         661        211
                                                      --------    --------    --------   --------
         Total interest and dividend income              4,392       6,086      13,714     17,074
                                                      --------    --------    --------   --------
Interest expense:
   Interest on deposits                                  1,456       1,829       4,713      4,727
   Interest on borrowed funds                              401       1,083       1,100      3,365
   Interest on subordinated debentures                     235         243         706        701
                                                      --------    --------    --------   --------
         Total interest expense                          2,092       3,155       6,519      8,793
                                                      --------    --------    --------   --------
Net interest income                                      2,300       2,931       7,195      8,281
Provision for loan losses                                  274          66          14        131
                                                      --------    --------    --------   --------
Net interest income after provision for loan losses      2,026       2,865       7,181      8,150
Other income:
   Investment advisory fees                                482         453       1,422      1,337
   Service charges on deposit accounts                     297         296         884        879
   Credit card fees                                         99         219         408        579
   Trust fees                                               --         106          --        316
   Non-deposit investment fees                              78          83         212        239
   Derivative fair value adjustment                        (20)         85         147        187
   Loss on securities sold or written down, net             --        (526)         --       (575)
   Gain on sale of loans, net                               --          --         311         --
   Rental income                                            65          99         216        288
   Write-down of fixed assets                               --        (340)         --       (340)
   Valuation reserve for real estate held for sale          --         (33)         --       (319)
   Miscellaneous                                            84          77         211        227
                                                      --------    --------    --------   --------
         Total other income                              1,085         519       3,811      2,818
                                                      --------    --------    --------   --------
Operating expenses:
   Salaries and employee benefits                        1,964       2,392       5,635      7,001
   Occupancy and equipment                                 477         702       1,560      2,057
   Professional fees                                       336         332         970      1,211
   Credit card interchange                                  22         140         168        382
   Advertising and marketing                                97          51         183        384
   Data processing                                         150         199         488        551
   ATM processing                                           99         114         303        328
   Telephone                                                60          93         202        284
   FDIC insurance                                          139           8         425         25
   Other general and administrative                        227         319         639      1,008
                                                      --------    --------    --------   --------
         Total operating expenses                        3,571       4,350      10,573     13,231
                                                      --------    --------    --------   --------
Income (loss) before income taxes                         (460)       (966)        419     (2,263)
Provision (benefit) for income taxes                       (74)       (340)        286       (805)
                                                      --------    --------    --------   --------
Net income (loss)                                     $   (386)   $   (626)   $    133   $ (1,458)
                                                      ========    ========    ========   ========
Weighted average common shares outstanding:
   Basic                                                 2,345       2,220       2,333      2,220
                                                      --------    --------    --------   --------
   Diluted                                               2,348       2,220       2,336      2,220
                                                      --------    --------    --------   --------
Earnings (loss) per share:
   Basic                                              $  (0.16)   $  (0.28)   $   0.06   $  (0.66)
                                                      ========    ========    ========   ========
   Diluted                                            $  (0.16)   $  (0.28)   $   0.06   $  (0.66)
                                                      ========    ========    ========   ========

          See accompanying notes to consolidated financial statements.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)
                  NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                      (In thousands, except per share data)

                                                                             Accumulated
                                                    Additional                  Other
                                         Common      Paid-in     Retained   Comprehensive   Treasury
                                         Stock       Capital     Earnings        Loss         Stock       Total
                                         -----       -------     --------        ----         -----       -----
Balance at December 31, 2005            $  2,240    $  9,936    $  8,054     $ (1,159)      $   (111)    $ 18,960
Comprehensive loss:
    Net loss                                  --          --      (1,458)          --             --       (1,458)
    Unrealized loss on securities
      available-for-sale, net of
      reclassification
      adjustment and tax effect               --          --          --         (228)            --         (228)
                                                                                                         --------
        Total comprehensive loss              --          --          --           --             --       (1,686)
                                                                                                         --------
Cash dividends declared
   ($.025 per share)                          --          --         (55)          --             --          (55)
                                        --------    --------    --------     --------       --------     --------
Balance at September 30, 2006           $  2,240    $  9,936    $  6,541     $ (1,387)      $   (111)    $ 17,219
                                        ========    ========    ========     ========       ========     ========
Balance at December 31, 2006            $  2,240    $  9,936    $  6,843     $ (1,037)      $   (111)    $ 17,871
Comprehensive income:
    Net income                                --          --         133           --             --          133
    Unrealized gain on securities
      available-for-sale, net of
      reclassification
      adjustment and tax effect               --          --          --          330             --          330
                                                                                                         --------
        Total comprehensive income            --          --          --           --             --          463
                                                                                                         --------
Stock option expense                          --          48          --           --             --           48
Private placement of common stock
   (125,000 shares)                          125         822          --           --             --          947
                                        --------    --------    --------     --------       --------     --------
Balance at September 30, 2007           $  2,365    $ 10,806    $  6,976     $   (707)      $   (111)    $ 19,329
                                        ========    ========    ========     ========       ========     ========

          See accompanying notes to consolidated financial statements.

                     FIRST IPSWICH BANCORP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                 (In thousands)

                                                                          Nine Months Ended September 30,
                                                                          -------------------------------
                                                                                2007           2006
                                                                             ----------     ----------
Cash flows from operating activities:
   Net income (loss)                                                         $      133     $   (1,458)
   Adjustments to reconcile net income (loss) to net cash
     provided (used) by operating activities:
     Provision for loan losses                                                       14            131
     Depreciation and amortization                                                  357            554
     Losses on sales and calls of securities, sold or written down, net              --            575
     Net amortization of securities, including certificates of deposit               53             92
     Valuation reserve for real estate held for sale                                 --            319
     Derivative fair value adjustment                                              (147)          (188)
     Amortization of core deposit intangible                                        126            121
     Write-down of fixed assets                                                     340
     Gain on sale of loans, net                                                    (311)            --
     Stock option expense                                                            48             --
     Net change in other assets and other liabilities                              (661)         1,300
                                                                             ----------     ----------
         Net cash provided (used)  by operating activities                         (388)         1,786
                                                                             ----------     ----------
Cash flows from investing activities:
   Activity in available-for-sale securities:
     Purchases                                                                       --         (2,887)
     Sales                                                                        2,760            101
     Maturities, calls and paydowns                                              11,706         17,656
   Activity in held-to-maturity securities:
     Maturities, calls and paydowns                                                  --          2,094
   Redemption of Federal Home Loan Bank stock                                     2,480          2,507
   Additions to premises and equipment, net                                        (602)          (675)
   Deferred payment to the de Burlo Group, Inc.                                  (1,188)            --
   Proceeds from the sale of loans                                               15,330             --
   Loan originations, net of repayments                                           9,753        (15,685)
                                                                             ----------     ----------
         Net cash provided by investing activities                               40,239          3,111
                                                                             ----------     ----------
Cash flows from financing activities:
   Net increase (decrease) in deposits                                          (28,388)        17,660
   Net increase (decrease) in short-term borrowings                              (1,615)           359
   Proceeds from long-term borrowings                                             5,000         10,000
   Repayment of long-term borrowings                                               (216)       (18,695)
   Proceeds from private placement                                                  947             --
   Net cash paid on sale of Cambridge branch                                     (4,043)            --
   Cash dividends paid                                                               --            (55)
                                                                             ----------     ----------
         Net cash provided (used) by financing activities                       (28,315)         9,269
                                                                             ----------     ----------
Net increase in cash and cash equivalents                                        11,536         14,166
Cash and cash equivalents at beginning of period                                 13,499         11,261
                                                                             ----------     ----------

Cash and cash equivalents at end of period                                   $   25,035     $   25,427
                                                                             ==========     ==========

Supplemental disclosures:
   Interest paid                                                             $    6,523     $    8,609
   Income taxes paid, net                                                           138             58
   Reclassification of goodwill to fixed assets related to final purchase
       accounting of Boston branch                                                   --            750
   Transfer to securities available-for-sale from held-to-maturity                   --         26,566
   Transfer from loans to foreclosed real estate                                  1,484             --

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

      In February 2007 the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115", which provides companies with an option to report selected financial assets and liabilities at fair value. Statement No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for the Company on January 1, 2008. The Company has not determined the impact of implementing and adopting SFAS No. 159 on its consolidated financial statements.

      The FASB has ratified EITF 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements," and EITF 06-10, "Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements," which address accounting for arrangements whereby the employer purchases a policy to insure the life of an employee, and enters into an agreement to split the policy benefits between the employer and the employee. These pronouncements, effective for fiscal years beginning after December 15, 2007, indicate that an obligation arises as a result of a substantive agreement with an employee to provide future postretirement benefits and that a liability should be recognized in accordance with applicable authoritative guidance. Management does not expect that such pronouncements will have a significant impact on the Company's consolidated financial statements.

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

(3)   Commitments

      At September 30, 2007, the Company had outstanding commitments to originate loans of $1.5 million. Unused lines of credit and open commitments available to customers at September 30, 2007 amounted to $32.9 million, of which $5.5 million related to construction loans, $10.5 million related to home equity lines of credit, $4.0 million related to credit card loans and $12.9 million related to other open commitments.

(4)   Segment Reporting

      Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the nine month periods ended September 30, 2007 and September 30, 2006 is below.

                                                     Investment     Consolidated
                                        Banking       Advisory         Totals
                                        -------       --------         ------
                                                (Dollars in thousands)
September 30, 2007:
-------------------
Net interest income                   $    7,195             --    $    7,195
Other revenue: external customers          2,389     $    1,422         3,811
Other expenses: external customers         9,742            831        10,573
Net income                                  (222)           355           133
Total assets                          $  287,149     $    4,319    $  291,468

September 30, 2006:
-------------------
Net interest income                   $    8,281             --    $    8,281
Other revenue: external customers          1,481     $    1,337         2,818
Other expenses: external customers        12,387            844        13,231
Net income (loss)                         (1,785)           327        (1,458)
Total assets                          $  400,079     $    2,868    $  402,947

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

(7)   Stock Option Grants

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

      SFAS 123(R) requires the Company to estimate the fair value of stock-based awards on the date of grant. The Company employed the Binomial options pricing model to value the options. Accordingly, the Company recognized $34,000 and $14,000 of employee benefit expense during the second and third quarters of 2007, respectively.

(8)   Income Taxes

      Deferred tax assets are evaluated to determine whether it is "more likely than not" that a tax return benefit would be realized when the deferred items reverse. Evaluation considerations include the availability of historical and projected taxable income to offset the deferred items in the periods they are expected to reverse. Management has determined that operational changes which have been made and are being made will generate sufficient income to allow for the recognition of the deferred tax assets. No valuation reserve was recorded as of September 30, 2007 or December 31, 2006.

(9)   Executive Departure

      On August 3, 2007, Ipswich Capital Investment Corp. ("ICIC"), a wholly-owned subsidiary of the Bank, notified Peter M. Whitman, Jr., that his employment with ICIC, would terminate on September 3, 2007. Mr. Whitman's Employment Agreement with ICIC, dated as of January 1, 2005, also terminated on September 3, 2007. Mr. Whitman was the President of ICIC. Mr. Whitman's departure is not for "cause" as defined in his Employment Agreement.

      Under the terms of Mr. Whitman's Employment Agreement, Mr. Whitman will receive as severance (i) continued payment of his current annual base salary and current benefits until September 2, 2008, and (ii) an Additional Compensation Amount (as defined in his Employment Agreement), calculated by reference to the value of ICIC (to be determined by an independent valuation, for which the estimated amount has been accrued at September 30, 2007.

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

      The Bank signed a Formal Agreement with the Office of the Comptroller of the Currency (the "OCC") on June 28, 2006. The Agreement required the Bank to achieve higher capital levels, retain competent management, develop a new strategic plan, adopt a new interest rate risk management plan, and improve liquidity and profitability. Specifically, the Bank was required by December 31,

2006, to raise its Tier 1 capital to average assets ratio to a minimum of 8%, the Tier 1 capital to risk-weighted assets ratio to a minimum of 10%, and the total capital to risk-weighted assets ratio to a minimum of 11%. The Bank has exceeded the minimum ratios, required by the Formal Agreement, since February 28, 2007.

      As required by the Formal Agreement, the Company developed and implemented a strategic plan during the second half of 2006 and first nine months of 2007. A primary goal of the plan was to evaluate operations and identify locations and business lines which were not enhancing the profitability of the Company. So far in 2007, the Company has sold its Cambridge branch, raised $1 million in capital through a private placement offering, sold $15.0 million of loans, and closed its Londonderry branch.

      The Company recognized a net loss of $386,000 for the quarter ended September 30, 2007 as compared to a net loss of $626,000 for the same period of 2006. Net income for the nine months ended September 30, 2007 was $133,000 as compared to a net loss of $1,458,000 for the same period of 2006. The net loss for the third quarter of 2007 was primarily driven by a provision for loan losses of $274,000 and compensation expense primarily related to the estimated additional compensation amount due to Peter Whitman. The Bank's ability to generate consistent profitability will be a key factor in the OCC's evaluation of the appropriateness of relieving the Bank of the Formal Agreement.

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

      The deposit insurance assessment from the FDIC significantly impacted both the third quarter and year-to-date earnings for 2007. The insurance expense related to the FDIC assessment was $139,000 and $425,000 for the third quarter of 2007 and the nine months ended September 30, 2007, respectively. The Company expects that its quarterly FDIC insurance assessment will be reduced to approximately $60,000 starting in the fourth quarter of 2007. Management anticipates that earnings will be weak in the fourth quarter of 2007 even after the reduction of the FDIC insurance assessment.

      The Company expects to sell the downtown Boston office building that houses the Boston branch which is located at 31-33 State Street, before the end of the fourth quarter. The Bank has retained CB Richard Ellis to sell the building through a "call for offers" process, and plans to retain a long-term lease for the branch as part of the deal.

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

      The Company contemplates calling a special meeting of shareholders later in the fourth quarter to vote on a proposed amendment to the Articles of Organization, which will provide for the reclassification of shares of the Company's common stock held by shareholders who are the record holders of fewer than 200 shares of common stock into shares of Series A Preferred Stock, on the basis of one share of Series A Preferred Stock for each share of common stock held by such shareholders (the "Reclassification"). The Reclassification is designed to allow us to suspend our reporting obligations with the SEC and realize estimated cost savings of approximately $285,000 per year.

       The Company first filed a Schedule 13E-3 and preliminary proxy statement with the SEC outlining the Reclassification on September 11, 2007. The first amendment to the Schedule 13E-3 and preliminary proxy statement is being filed today. The Company will file another amendment to the Schedule 13E-3 and the definitive proxy statement upon completion of SEC review. All shareholders are advised to read the amended Schedule 13E-3 and definitive proxy statement carefully when these documents are available, as they will contain important information about the Reclassification. Shareholders may obtain free copies of the proxy statement and Schedule 13E-3 when they are available at the SEC's website at http://www.sec.gov. The Company will mail a copy of the definitive proxy statement to all shareholders in advance of the special meeting.

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

Comparison of Financial Condition at September 30, 2007 versus December 31, 2006

      Total assets were $291.5 million at September 30, 2007 as compared to $332.8 million at December 31, 2006. The decrease of $41.3 million or 12% in total assets was primarily driven by the sale of $15.0 million of loans associated with our Londonderry branch, $11.9 million of loans associated with the sale of our Cambridge branch, and $14.5 million of investment maturities and redemptions. A key element of the Company's strategic plan required shrinking the balance sheet in order to improve capital ratios.

Loans

      Total net loan balances were $198.3 million at September 30, 2007, a decrease of $36.6 million or 16%, from $234.9 million at December 31, 2006. The decrease in total net loans was primarily driven by the aforementioned sales. Commercial real estate loans decreased $21.1 million or 20% to $85.8 million at September 30, 2007 from $107.0 million at December 31, 2006. Commercial loans decreased $14.2 million or 32% to $30.2 million at September 30, 2007 from $44.4 million at December 31, 2006. The decrease of the loan portfolio occurred primarily in the first quarter of the year; net loans were $198.0 million at March 31, 2007 and $198.3 million at September 30, 2007. The Bank's lending activities are focused in northeastern Massachusetts and southern New Hampshire and are diversified by loan types and industries. The Bank continues to focus on originating high quality loans.

       The following table presents the composition of the Bank's loan portfolio by type of loan at the dates indicated.

                                          September 30, 2007   December 31, 2006
                                          ------------------   -----------------
                                                    (Dollars in thousands)
      Real estate mortgage loans:
        Commercial                           $     85,823         $    106,965
        Residential                                54,428               54,898
        Construction                               17,413               19,414
        Home equity                                 9,979                9,520
      Commercial loans                             30,214               44,442
      Consumer loans                                2,071                1,599
                                             ------------         ------------
          Total loans                             198,928              236,838
      Net deferred origination fees                  (139)                (121)
      Allowance for loan losses                    (1,537)              (1,827)
                                             ------------         ------------
          Loans, net                         $    198,252         $    234,890
                                             ============         ============

Asset Quality and Allowance for Loan Losses

      The table below summarizes certain key ratios regarding the quality of the Bank's loan portfolio:

                                                 September 30, 2007   December 31, 2006
                                                 ------------------   -----------------
                                                          (Dollars in thousands)

      Non-accrual loans                               $    --              $    --
      Troubled debt restructurings                         --                   --
      Loans past due 90 days or more and
         still accruing                                    35                    3
      Foreclosed real estate                            1,484                   --
      Non-accrual loans to total loans                   0.00%                0.00%
      Non-performing assets to total assets              0.51%                0.00%
      Allowance for loan losses as a percentage
         of total loans                                  0.77%                0.77%

      During the second quarter of 2007, the Company placed two related loans totaling $1,748,000 on non-accrual status. During the third quarter of 2007, the Company transferred these non-accrual loans to the in-substance foreclosures category. Upon transfer to the in-substance foreclosures category the Company wrote the property down by $264,000. The property is a residential subdivision.

      For the nine months ended September 30, 2007, the Company recorded a provision for loan losses of $14,000, charge-offs of $308,000, and recoveries of $4,000. The allowance for loan losses balance stood at $1,537,000 at September 30, 2007, which represents a decrease of $290,000 since December 31, 2006. Management considers the loan loss allowance to be adequate to provide for potential loan losses. The Company assesses the adequacy of the allowance for loan losses each calendar quarter. Although the Company believes that it employs an appropriate approach to downgrading credits that are experiencing slower than projected sales and/or increases in loan to value ratios, subsequent evaluations of the loan portfolio by the Company and its regulators, in light of the factors then prevailing, may require increases in the allowance for loan losses through charges to the provision for loan losses.

      Over the past several years, the Company has experienced very low levels of loan charge-offs and non-accrual loans. Economic or other external factors, deterioration in credit quality, or appropriate changes in the reserve estimation process as a result of changes in assumptions, as well as other possible factors, may cause the loan loss reserve balance to be increased in the future, perhaps substantially, through charges to current earnings by increasing the loan loss provision. While the real estate market has been under pressure for the last several quarters, to date, the Company has experienced only a small increase in problem loans.

Investment Securities

      Total investments, which includes certificates of deposit, available-for-sale securities and Federal Home Loan Bank and Federal Reserve Bank stock totaled $45.4 million as of September 30, 2007, a decrease of $16.6 million, or 27%, from $62.0 million at December 31, 2006. The Bank has classified all securities as available-for-sale since September 2006.

      Investment securities may be sold for a variety of reasons, including, but not limited to, swapping into other investment sectors with greater perceived relative value, neutralizing interest rate risk created by loan, deposit, or borrowed funds activity, and managing the level of qualifying collateral for borrowing purposes.

      The following table presents the composition of the Company's available-for-sale securities portfolio at the dates indicated

                                                  September 30, 2007           December 31, 2006
                                               ------------------------    ------------------------
                                                Amortized       Fair        Amortized       Fair
                                                  Cost          Value         Cost          Value
                                               ----------    ----------    ----------    ----------
                                                               (Dollars in thousands)

Mortgage and asset-backed securities           $   29,433    $   28,558    $   39,391    $   38,307
Government-sponsored enterprise obligations         6,039         5,955        10,550         10,293
Corporate bonds                                     1,867         1,754         1,845         1,745
Municipal bonds                                     3,622         3,516         3,756         3,617
                                               ----------    ----------    ----------    ----------
     Total securities available-for-sale       $   40,961    $   39,783    $   55,542    $   53,962
                                               ==========    ==========    ==========    ==========

Real Estate Held for Sale

       Real estate held for sale consists of the land and building acquired in the Boston branch acquisition. The property is being carried at the lower of depreciated cost or the estimated fair value less selling costs. A valuation allowance has been established as appropriate. The Company anticipates that the sale of the Boston building will be consummated before the end of 2007. It is possible that changes to the reserve may occur prior to, and related to, the sale of the real estate. The Company plans to maintain a retail banking branch and loan production office on the Boston property after the sale.

Deposits

       Deposit balances totaled $225.2 million as of September 30, 2007, a decrease of $43.7 million, or 16%, from $268.9 million as of December 31, 2006. The majority of the decrease was driven by a $34.6 million decline in certificates of deposit. The decline in certificates of deposit was the result of promotional certificate of deposit balances running off and the sale of our branch in Cambridge, Massachusetts. The sale of our Cambridge branch resulted in a reduction in total deposits (including certificates of deposit) of $15.4 million.

      As part of its strategic plan, the Company is pursuing small business owners in its geographic footprint that do not utilize its services. The Company is hopeful that these efforts will result in new relationships that will result in additional core deposits.

      The following table summarizes the composition of the Bank's deposit balances at the dates indicated.

                                                   September 30,    December 31,
                                                        2007            2006
                                                   ------------     ------------
                                                       (Dollars in thousands)

Demand                                             $     39,148     $     42,682
NOW                                                      32,805           34,537
Regular savings                                          27,287           29,837
Money market deposits                                    47,613           48,868
Certificates of deposit                                  78,358          112,944
                                                   ------------     ------------
                                                   $    225,211     $    268,868
                                                   ============     ============

Borrowings

      Short-term borrowings were $10.8 million as of September 30, 2007, a decrease of $2.9 million, or 21% from $13.7 million as of December 31, 2006. The contraction related to repurchase agreements which declined $2.9 million or 21% from $13.7 million as of December 31, 2006. The decline in repurchase agreements was driven by lower balances in customer sweep accounts. Long-term borrowings were $20.8 million as of September 30, 2007, an increase of $4.8 million, or 30% from $16.0 million as of December 31, 2006. The increase was driven by a new $5.0 million callable fixed rate advance from the Federal Home Loan Bank of Boston.

Stockholder's Equity

      Total stockholder's equity increased to $19.3 million as of September 30, 2007 from $17.9 million as of December 31, 2006. The increase was primarily driven by: $947,000 of net proceeds from the Company's private placement, year-to-date net income of $133,000 and improvement in the accumulated other comprehensive loss account of $330,000 associated with an unrealized loss, net of tax, on available-for-sale securities.


Comparison of Operating Results for the Quarters Ended September 30, 2007
and 2006

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

      The net loss for the three months ended September 30, 2007 was $386,000 versus a net loss of $626,000 for the three months ended September 30, 2006, an improvement of $240,000. The improvement in earnings is primarily attributable to a $779,000 decrease in non-interest expenses, and a $566,000 improvement in non-interest income. The provision for loan losses was $274,000 for the three months ended September 30, 2007 versus $66,000 for the same period in 2006. Net interest income was $2.3 million for the three months ended September 30, 2007 versus $2.9 million for the same period in 2006. The benefit for taxes was $74,000 for the three months ended September 30, 2007 versus a tax benefit of $340,000 for the same period in 2006.

Interest and Dividend Income

      Total interest and dividend income for the quarter ended September 30, 2007 was $4.4 million, a decrease of $1.7 million from the quarter ended September 30, 2006. The decrease was primarily driven by lower levels of earning assets. For the quarter ended September 30, 2007 average earning assets were $265.0 million versus $364.9 million for the quarter ended September 30, 2006. The lower level of earning assets is a direct result of the implementation of the Company's strategic plan. Average investment securities declined by $65.1 million while average loans declined by $48.6 million The average yield on average earning assets during the third quarter of 2007 was 6.58% as compared to 6.62% for the third quarter of 2006.

Interest Expense

      Interest expense was $2.1 million for the quarter ended September 30, 2007; this represents a $1.1 million decrease from the same quarter of 2006. The majority of the decline was attributable to lower levels of average interest bearing liabilities which decreased by $98.6 million versus the same quarter of 2006. The average rate paid for interest-bearing liabilities was 3.58% for the quarter ended September 30, 2007 versus 3.79% for the quarter ended September 30, 2006.

      Interest expense on interest-bearing deposits for the quarter ended September 30, 2007 decreased by $373,000 to $1.5 million as compared to the same quarter of 2006. This decrease was primarily due to lower levels of interest-bearing deposits. Average interest-bearing deposit balances for the quarter ended September 30, 2007 totaled $187.0 million, a $51.4 million decrease as compared to the same quarter of 2006. Offsetting the decrease in interest bearing deposit balances was an increase in the average rate paid on the deposits. The average rate paid on deposits increased to 3.09% from 3.04% in the third quarter of 2007 as compared to the same quarter of 2006.

      Interest expense on borrowed funds, including subordinated debentures, for the quarter-ended September 30, 2007, decreased by $690,000 to $636,000 as compared to the quarter-ended September 30, 2006. The decrease was primarily due to significantly lower average levels of FHLB advances.

Net Interest Income

      Net interest income for the quarter ended September 30, 2007 decreased by $631,000 to $2.3 million as compared to $2.9 million for the quarter ended September 30, 2006. The decline in net interest income was driven by an overall shrinkage of the Company's balance sheet. Average total assets for the quarter ended September 30, 2007 were $293.6 million versus $396.4 million for the same quarter in 2006. While net interest income declined, net interest margin improved. Net interest margin was 3.44% for the quarter ended September 30, 2007 versus 3.19% for the same quarter of 2006, an improvement of 25 basis points. The reduction in investment securities and wholesale funding was a primary factor in the improvement in net interest margin.

Average Balances and Yields

       The following table presents a summary of the Company's interest-earning assets and their average yields, and interest-bearing liabilities and their average rates for the three months ended September 30, 2007 and September 30, 2006. The average balances are derived from average daily balances.

                                                                   Three Months Ended September 30,
                                        -----------------------------------------------------------------------------------------
                                                         2007                                           2006
                                        -----------------------------------------    --------------------------------------------
                                          Interest                                       Interest
                                          Income/       Average      Average Rate        Income/       Average      Average Rate
                                          Expense       Balance      Earned/Paid         Expense       Balance      Earned/Paid
                                        -----------------------------------------   ---------------------------------------------
                                                                        (Dollars in thousands)

Assets:
Interest-earning assets:
   Other short-term investments              $ 227      $  21,098          4.27%        $      94    $     7,232          5.13%
  Investment securities:
   Taxable                                     441         41,027          4.28%            1,169         95,636          4.85%
   Tax-exempt                                   23          3,634          2.47%              131         14,156          3.68%
  Loans                                      3,701        199,260          7.37%            4,692        247,872          7.51%
                                          -----------------------                       ------------------------
    Total interest-earning assets            4,392        265,019          6.58%            6,086        364,896          6.62%
                                          --------                                      ---------
Non-interest-earning assets                                28,578                                         31,530
                                                      -----------                                    -----------
Total assets                                          $   293,597                                    $   396,426
                                                      ===========                                    ===========

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
  Savings                                       33         26,437          0.49%               39         31,309          0.49%
  NOW                                           24         30,850          0.31%               11         35,533          0.12%
  MMDA                                         408         46,576          3.48%              486         57,179          3.37%
  CD's                                         991         83,173          4.72%            1,293        114,400          4.49%
                                          -----------------------                       ------------------------
    Total interest-bearing deposits          1,456        187,036          3.09%            1,829        238,421          3.04%
  Federal Home Loan Bank advances              269         19,823          5.38%              890         63,874          5.53%
  Subordinated debentures                      235         13,000          7.18%              243         13,000          7.43%
  Other borrowed funds                         132         11,867          4.41%              193         14,990          5.08%
                                          -----------------------                       ------------------------
    Total interest-bearing liabilities       2,092        231,726          3.58%            3,155        330,285          3.79%
                                          --------                                      ---------
Non-interest-bearing deposits                              40,011                                         46,567
Other non-interest-bearing liabilities                      2,245                                          1,701
                                                      -----------                                    -----------
Total liabilities                                         273,982                                        378,553
Total stockholders' equity                                 19,615                                         17,873
                                                      -----------                                    -----------
Total liabilities and stockholders'
    equity                                              $ 293,597                                    $   396,426
                                                      ===========                                    ===========

Net interest income                        $ 2,300                                      $   2,931
                                          ========                                      =========
Interest rate spread                                                       2.99%                                          2.83%
                                                                     ===========                                    ===========
Net interest margin                                                        3.44%                                          3.19%
                                                                     ===========                                    ===========

Non-interest Income

      Total non-interest income increased $566,000 to $1.1 million for the quarter ended September 30, 2007 as compared to the same quarter of 2006. The improvement in non-interest income was driven by the absence in 2007 of both $526,000 of losses on securities sold or written down and $340,000 of fixed asset write-downs taken during the third quarter of 2006. Partially offsetting the losses were $106,000 of trust fees in the third quarter of 2006 versus none in the third quarter of 2007 because the Company sold the trust department in October of 2006. In addition, the third quarter of 2006 includes $133,000 of merchant credit card processing fees versus $8,000 in the third quarter of 2007 because the Company has outsourced this service.

Non-interest Expense

      Total operating expenses decreased by $779,000 to $3.6 million for the quarter ended September 30, 2007 as compared to the same quarter of 2006. This reduction in expense is a direct result of the implementation of the Company's strategic plan. Salaries and employee benefits decreased by $428,000 to $2.0 million primarily due to a reduction in the number of employees, offset by an increase in severance expense in the third quarter of 2007. Occupancy and equipment expenses decreased by $225,000 to $477,000 for the quarter ended September 30, 2007. The decrease was primarily attributable to lower levels of: utilities expense, maintenance and repair costs, rent expense, and other miscellaneous occupancy expenses. As part of the strategic plan the Company has closed several facilities. In addition, other general and administrative expenses decreased $92,000 to $227,000 for the quarter ended September 30, 2007. Partially offsetting these declines was an increase in FDIC insurance expense in the third quarter of 2007. FDIC insurance expense was $139,000 during the third quarter of 2007 versus $8,000 during the third quarter of 2006. The increase was driven by a revised FDIC insurance assessment process. As a result of tangible improvements stemming from the implementation of the strategic plan, it is anticipated that this expense will decrease by approximately $104,000 per quarter after October 2007.

Income Taxes

      For the quarter ended September 30, 2007 the Company recorded a benefit for income taxes of $74,000 versus a benefit for income taxes of $340,000 for the same quarter of 2006.

      Deferred tax assets are evaluated to determine whether it is "more likely than not" that a tax return benefit would be realized when the deferred items reverse. Evaluation considerations include the availability of historical and projected taxable income to offset the deferred items in the periods they are expected to reverse. Management has determined that operational changes which have been made and are being made will generate sufficient income to allow for the recognition of the deferred tax assets. No valuation reserve was recorded as of September 30, 2007 or December 31, 2006.

      The effective tax benefit rate of 16% for the quarter reflects the fact that the costs of implementing the process to reclassify common stockholders are not deductible for income tax purposes. These non-deductible reclassification expenses represent a significant portion of pretax income.


Comparison of Operating Results for the Nine Months Ended September 30, 2007 and 2006

General

      Net income for the nine months ended September 30, 2007 was $133,000 compared with a net loss of $1,458,000 for the nine months ended September 30, 2006. For the nine months ended September 30, 2007, net interest income decreased by $1.1 million, non-interest income increased $993,000, and operating expenses decreased $2.7 million, as compared to the nine months ended September 30, 2006. The provision for loan losses was $14,000 for the nine months ended September 30, 2007 versus $131,000 for the same period in 2006. The provision for taxes was $286,000 for the nine months ended September 30, 2007 versus a benefit for taxes of $805,000 for the same period in 2006.

Interest and Dividend Income

      Total interest and dividend income for the nine months ended September 30, 2007 was $13.7 million, which was $3.4 million lower than the nine months ended September 30, 2006. The decline was primarily resulted from by lower levels of average interest-earning assets. While average balances declined the yield on earning assets increased to 6.63% for the nine months ended September 30, 2007 as compared to 6.25% for the nine months ended September 30, 2006. The improvement in yield was primarily driven by higher yielding loans replacing lower yielding investments. Average interest earning assets of $276.4 million for the period ended September 30, 2007 were $88.7 million lower than average interest-bearing assets of $365.1 million for the period ended September 30, 2006.

      The increase in average yield was due primarily to a changing mix of assets. While average net loans for the nine months ended September 30, 2007 were $34.5 million lower than the same period of 2006, average investments were $68.8 million lower than the same period of 2006. The changing mix of earning assets reflects the Bank's efforts to increase its core lending efforts and decrease its reliance on the investment portfolio for income.

Interest Expense

      Interest expense on interest-bearing liabilities for the nine months ended September 30, 2007 was $6.5 million, a $2.3 million decrease from the nine months ended September 30, 2006. The decrease was driven by lower levels of interest-bearing liabilities. Average interest-bearing liabilities of $242.9 million for the period ended September 30, 2007 were $88.5 million lower than average interest-bearing liabilities of $331.4 million for the period ended September 30, 2006.

      The average rate paid for interest bearing liabilities was 3.59% for the nine months ended September 30, 2007 as compared to 3.55% for the same period of 2006. The increase in average rates occurred because of the increase in market short-term rates over the course of the past year.

      Interest expense on deposits was flat on a comparative basis. The average rate paid for deposit during the first nine months of 2007 was 3.13%, up from 2.76% in the same period of 2006. Average interest-bearing deposit balances during the nine months ended September 30, 2007 were $27.1 million lower than the same period of 2006.

      Interest expense on borrowed funds, including subordinated debentures, for the nine months ended September 30, 2007 decreased by $2.3 million to $1.8 million as compared to the nine months ended September 30, 2006. The impact of lower average balances of borrowed funds during the nine month period ended September 30, 2007 as compared to the same period of 2006 offset increasing interest rates paid on borrowed funds for the same comparable periods. The average rate paid on borrowed funds increased to 5.84% in the first nine months of 2007 as compared to 5.29% during the first nine months of 2006.

      The Company relies on dividends from the Bank in order to pay its interest obligations on the subordinated debentures. At present, the Bank is required to obtain OCC approval before it pays dividends because of its level of earnings. The Company can give no assurance that the OCC will grant the Bank approval to pay dividends in the future. At September 30, 2007 the Company had enough cash on hand to pay interest on the subordinated debentures, at current prevailing rates, through October 2007. Interest expense on subordinated debentures and the average balance outstanding in the first nine months of 2007 were relatively level compared to the first nine months of 2006.

Net Interest Income

Net interest income for the nine months ended September 30, 2007 decreased by $1.1 million, to $7.2 million as compared to the nine months ended September 30, 2006. The decrease in net interest income in the 2007 period was due primarily to the lower levels of average earning assets. Offsetting the lower levels of earning assets was a changing mix of earning assets. The increase of higher yielding loans and corresponding decrease of lower yielding investments as a percentage of average earning assets helped mute the impact of lower levels of earning assets. Average loan balances were 75% of average earning assets for the nine months ended September 30, 2007 versus 66% for nine months ended September 30, 2006. Conversely, investment balances were 18% of average earning assets for the nine months ended September 30, 2007 versus 32% for nine months ended September 30, 2006.

Average Balances and Yields

       The following table presents a summary of the Company's interest-earning assets and their average yields, and interest-bearing liabilities and their average rates for the nine months ended September 30, 2007 and 2006. The average balances are derived from average daily balances.

                                                                   Nine Months Ended September 30,
                                        -----------------------------------------------------------------------------------------
                                                         2007                                           2006
                                        -----------------------------------------    --------------------------------------------
                                          Interest                                       Interest
                                          Income/       Average      Average Rate        Income/       Average      Average Rate
                                          Expense       Balance      Earned/Paid         Expense       Balance      Earned/Paid
                                        -----------------------------------------   ---------------------------------------------
                                                                        (Dollars in thousands)

Assets
Interest earning assets:
    Other short-term investments           $     661  $     20,034         4.41%         $      211   $    5,491          5.12%
  Investment securities:
    Taxable                                    1,469        45,777         4.30%              3,423      103,819          4.41%
    Tax-exempt                                    68         3,704         2.44%                386       14,477          3.56%
  Loans                                       11,516       206,838         7.44%             13,054      241,296          7.23%
                                            -----------------------                     -------------------------
     Total interest-earning assets            13,714       276,353         6.63%             17,074      365,083          6.25%
                                            --------                                    ------------
Non-interest-earning assets                                 28,899                                        31,272
                                                      -------------                                  ------------
Total assets                                               305,252                                       396,355
                                                      =============                                  ============
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
  Savings                                         99        27,484         0.48%                120       32,331          0.49%
  NOW                                             82        32,453         0.34%                 30       36,138          0.11%
  MMDA                                         1,294        49,999         3.46%              1,364       56,929          3.20%
  CD's                                         3,238        91,594         4.73%              3,213      103,182          4.16%
                                            -----------------------                     -------------------------
     Total interest-bearing deposits           4,713       201,530         3.13%              4,727      228,580          2.76%
  Federal Home Loan Bank advances                722        17,267         5.59%              2,854       75,984          5.02%
  Subordinated debentures                        706        13,000         7.26%                701       13,000          7.21%
  Other borrowed funds                           378        11,099         4.55%                511       13,850          4.93%
                                            -----------------------                     -------------------------
     Total interest-bearing liabilities        6,519       242,896         3.59%              8,793      331,414          3.55%
                                            --------                                    ------------
Non-interest-bearing deposits                               40,670                                        45,279
Other non-interest-bearing liabilities                       2,323                                         1,378
                                                      -------------                                  ------------
Total liabilities                                          285,889                                       378,071
Total stockholders' equity                                  19,363                                        18,284
                                                      -------------                                  ------------
Total liabilities and stockholders'
     Equity                                           $    305,252                                    $  396,355
                                                      =============                                  ============

Net interest income                        $   7,195                                      $   8,281
                                           =========                                    ============
Interest rate spread                                                       3.05%                                          2.70%
                                                                    =============                                   ============
Net interest margin                                                        3.48%                                          3.03%
                                                                    =============                                   ============

Non-interest Income

      Total non-interest income for the nine months ended September 30, 2007 increased $993,000 as compared to the nine months ended September 30, 2006. The increase was primarily driven by the absence of $575,000 of security write-downs, the absence of $340,000 of fixed asset write-downs, and the absence of a $319,000 valuation reserve for real estate held for sale, because the estimated fair value at that time, less selling costs, of real estate held for sale was less than the book value of the assets. In addition, the Company recognized a $311,000 net gain on the sale of Londonderry loans in 2007. For the nine months ended 2006 the Company recognized $316,000 of trust fees versus $0 for the nine months ended 2007.

Non-interest Expense

      Total operating expenses for the nine months ended September 30, 2007 decreased $2.7 million or 20%, to $10.6 million. The 20% decrease in non-interest expenses was driven by the implementation of the Company's strategic plan. Salaries and employee benefits decreased $1.4 million to $5.6 million. The decrease was driven by a reduction in the number of employees. Occupancy and equipment expenses decreased $497,000 to $1.6 million, advertising and marketing expenses decreased $201,000 to $183,000. Other general and administrative expenses decreased $369,000 to $639,000. Conversely, FDIC insurance expense increased $400,000 to $425,000, due to a revision of the FDIC insurance assessment process.

Income Taxes

      For the nine months ended September 30, 2007 the Company recorded a provision for income taxes of $286,000 versus a benefit for income taxes of $805,000 for the nine months ended 2006. The shift to provision for income taxes from benefit for income taxes was driven by a $2,682,000 improvement in pre-tax income.

      Deferred tax assets are evaluated to determine whether it is "more likely than not" that a tax return benefit would be realized when the deferred items reverse. Evaluation considerations include the availability of historical and projected taxable income to offset the deferred items in the periods they are expected to reverse. While the recent trend of operating losses increases the likelihood that such taxable income may not occur in the future, management has determined that operational changes which have been made and are being made will generate sufficient income to allow for the recognition of the deferred tax assets. No valuation reserve was recorded as of September 30, 2007 or December 31, 2006.

      The effective tax rate of 68% for the nine month period reflects the fact that the costs of implementing the process to reclassify common stockholders are not deductible for income tax purposes. These non-deductible reclassification expenses represent a significant portion of pretax income.

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

Liquidity and Capital Resources

      The Bank's primary sources of funds consist of deposits, borrowings, repayment and prepayment of loans and investment securities, sales of securities, maturities and early calls of securities, and funds provided from operations. While scheduled repayments of loans and investment securities are predictable sources of funds, prepayments on loans and investment securities as well as other behavioral variables on certain other balance sheet components are not predictable with certainty. For example, the general level of interest rates, economic conditions, and competition largely influence prepayments on loans and investment securities and the renewal rate on term deposits. The Bank primarily uses its liquidity resources to fund existing and future loan commitments, to fund net deposit outflows, to invest in other interest-earning assets, and to maintain liquidity. .

      The Bank liquidity contingency plan calls for the Bank to manage loan originations and the level of the investment portfolio as well as Federal Home Loan Bank of Boston (the "FHLBB") advance availability so that deposit flows can be accommodated.

      The Bank utilizes advances from the "FHLBB" primarily in connection with its management of the interest rate sensitivity of its assets and liabilities, to complement or supplement the volume of retail funding, as well as to selectively capitalize on leverage opportunities. Total advances outstanding at September 30, 2007 amounted to $20.8 million. The Bank's ability to borrow from the FHLBB is dependent upon the amount and type of collateral the Bank has to secure the borrowings. Such collateral consists of, but is not limited to, one-to-four family owner-occupied residential mortgage loans and occupied residential mortgage loans and government-sponsored enterprise obligations. As of September 30, 2007, the Bank's total borrowing capacity through the FHLBB was $33.0 million. The Bank has additional capacity to borrow through such instruments as repurchase agreements utilizing federal agency obligations and mortgage-backed securities as collateral, as well as brokered deposits. The Formal Agreement does require that the Bank get permission of the OCC and FDIC prior to accepting brokered deposits.


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

      At September 30, 2007, Bancorp had $123,000 of cash on hand. Projected interest payments due in October, 2007 on Bancorp's subordinated debentures will deplete its level of cash on hand at September 30, 2007. The Bank intends to get a loan from a third party; the proceeds of the loan will be used to pay the interest on the subordinated debentures. The Bank needs to borrow at least $750,000 to cover interest payments on the subordinated debentures through September 30, 2008. Neither the third party nor the terms of the loan have been finalized.

      At September 30, 2007, the Bank and the Company exceed all regulatory capital requirements applicable to them. The table below presents the capital ratios at September 30, 2007, for the Bank and Bancorp, as well as the minimum regulatory requirements.

                                                                                                     Minimum Capital
                                                                          Statutory Minimum           Requirements
                                                        Actual           Capital Requirements            Per OCC
                                                 -------------------     ---------------------    --------------------
                                                   Amount     Ratio        Amount       Ratio       Amount      Ratio
                                                 ---------  --------     ----------    -------    ---------   --------
                                                                         (Dollars in thousands)
Bank:
  Total capital to risk-weighted assets          $ 28,603     13.4%       $ 17,059       8.0%      $ 23,456     11.0%
  Tier 1 capital to risk-weighted assets           27,066     12.7           8,530       4.0         21,324     10.0
  Tier 1 capital to average assets                 27,066      9.4          11,581       4.0         23,162      8.0

Consolidated:
  Total capital to risk-weighted assets          $ 29,748     13.9%       $ 17,113       8.0%           N/A      N/A
  Tier 1 capital to risk-weighted assets           21,891     10.2           8,557       4.0            N/A      N/A
  Tier 1 capital to average assets                 21,891      7.5          11,608       4.0            N/A      N/A

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

      Lending commitments include commitments to originate loans and to fund unused lines of credit. The Bank evaluates each customer's creditworthiness on a case-by-case basis. At September 30, 2007, the Bank had $1.5 million of outstanding commitments to originate loans and $32.9 million of unused lines of credit. The Bank anticipates that it will have sufficient funds available to meet these commitments, though some commitments may expire and many unused lines are not drawn upon.

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

      We may not be successful in leasing the suburban office space vacated by the Bank as part of the implementation of the strategic plan, on the terms or lease-up ratio we anticipate. Lower than anticipated rental income from these locations may reduce our net income.

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

      The Bank has entered into an agreement with its primary regulator, the Office of the Comptroller of the Currency. The Bank has achieved all of the major requirements of the Agreement, including capital ratio requirements which were exceeded in February 2007. The agreement calls for on-going compliance with the Agreement terms. While management will diligently attempt to maintain compliance with the terms of the Agreement, it is possible that circumstances might arise which would make the Bank no longer in compliance with the Agreement. Further regulatory action could result in further limitations being imposed upon the Bank.

Implementation of Sarbanes-Oxley Section 404

      The regulations implementing Section 404 of the Sarbanes-Oxley Act of 2002 (SOX 404) will require us to provide our assessment of the effectiveness of our internal control over financial reporting beginning with our Annual Report on Form 10-KSB for the fiscal year ending December 31, 2007. Our independent auditors will be required to confirm in writing whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects, and separately report on whether they believe we maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008.

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

      The Company has not started to implement SOX 404. The Company anticipates that stockholders will approve a reclassification plan which will allow the Company to suspend its reporting requirements with the Securities and Exchange Commission (the "SEC"). If the reclassification plan is not effective before December 31, 2007, the Company will not be prepared to comply with the requirements of SOX 404.

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

      The Bancorp had $123,000 of cash on hand at September 30, 2007. This amount is sufficient to make interest payments on subordinated debentures, at current prevailing rates, through October 31, 2007. The Bank intends to get a loan from a third party; the proceeds of the loan will be used to pay the interest on the subordinated debentures. The Bank will need to borrow at least $750,000 to cover interest payments on the subordinated debentures through September 30, 2008. Neither the third party nor the terms of the loan have been finalized.

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

Stockholders' ability to sell your shares of common stock at the times and in the amounts they desire may be limited.

      Although our common stock is listed for trading on the Over-the-Counter Bulletin Board, the trading volume in our common stock is thin and average daily volumes are much lower than those of other larger financial services companies. We are not listed on the NASDAQ or any other securities exchange. While there are investment securities brokers/dealers who make a market in our common stock, there is no active trading market for our common stock and thus stockholders may not be able to sell the shares of common stock that they own at the times and in the amounts they would otherwise like to.

Our directors and executive officers beneficially own a significant portion of our common stock.

      At September 30, 2007 our directors and executive officers beneficially owned 48.1% of our common stock. As a result, such stockholders would most likely control the outcome of corporate actions requiring shareholder approval, including the election of directors and the approval of significant corporate transactions, such as a merger or sale of all or substantially all of our assets. We can provide no assurance that the investment objectives of such stockholders will be the same as our other stockholders.

ITEM 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

      As required by Rule 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's management conducted an evaluation with the participation of the Company's Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the Company's disclosure controls and procedures, as of the end of the last fiscal quarter. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that they believe the Company's disclosure controls and procedures are reasonably effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and we may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that our systems evolve with our business.

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


PART II -- OTHER INFORMATION

ITEM 1. Legal Proceedings

      There have been no material changes in legal proceedings from the information provided in Item 3, "Legal Proceedings" of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

      Not applicable.

ITEM 3. Defaults Upon Senior Securities

      Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

      Not applicable

ITEM 5. Other Information

      Not applicable.

ITEM 6. Exhibits

      (a) Exhibits

      20.1 Letter to Shareholders from Russell G. Cole, President and Chief Executive Officer, incorporated by reference to Exhibit 20.1 to the Company's Form 8-K filed with the SEC on September 11, 2007.

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


                                    FIRST IPSWICH BANCORP


Date: November 2, 2007              By:   /s/ Russell G. Cole
                                          ----------------------
                                          Russell G. Cole
                                          President and Chief Executive Officer

Date: November 2, 2007              By:   /s/ Timothy L. Felter
                                          ----------------------
                                          Timothy L. Felter
                                          Senior Vice President, Chief Financial
                                          Officer, and Treasurer